Form 10QSB
period 2001-10-31
HERRIMEN OIL & GAS INC
filed 2002-01-25
CIK 1080036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

      Commission File Number 0-33065

                              HERRIMEN OIL & GAS INC.
                              -----------------------
         (Exact name of Small Business Issuer as specified in its charter)

         Nevada                                          98-0216152
         ------                                          ----------

(State or other jurisdiction of                        (IRS Employer
incorporation)                                       Identification No.)

            1500 West Georgia Street, Suite 990, Vancouver, BC V6G 2Z6
            -----------------------------------------------------------
                     (Address of principal executive offices)
                     ----------------------------------------

                                   604-692-3233
                                   ------------
                           (Issuer's telephone number)
                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (X) Yes   ( ) No
(Upon filing of this Form 10-QSB the Issuer will be complaint.)

There were 23,052,610 common shares outstanding of as of December 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                            PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

GENERAL

Herrimen Oil & Gas Inc.'s (the "Company's") un-audited financial statements for the six months ended October 31, 2001 are included with this Form 10-QSB. The un-audited financial statements for the six months ended October 31, 2001 include:

      (a)   Balance Sheets as of October 31, 2001 and April 30, 2001;
      (b) Statements of Operations - for the three month and six month periods ended October 31, 2001 and October 31, 2000 and for the period from November 24, 1998 (date of inception of exploration stage) to October 31, 2001;
      (c) Statements of Cash Flows - for the three month and six month periods ended October 31, 2001 and October 31, 2000, and for the period from November 24, 1998 (date of inception of exploration stage) to October 31, 2001;
      (d) Statement of Stockholders' Equity (Deficiency) - for the period from November 24, 1998 (date of inception of exploration stage) to October 31, 2001;
      (e)   Notes to the Financial Statements

The un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2001 are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

                         HERRIMEN OIL & GAS INC.
                      (An Exploration Stage Company)
                               BALANCE SHEETS
                      October 31, and April 30, 2001
                           (Stated in US Dollars)
                                (Unaudited)
                                 ---------

                                                    October 31,      April 30,
                                   ASSETS               2001           2001
                                   ------               ----           ----
Current
   Cash                                             $       542     $     2,367

Capital assets                                            7,372           7,968
                                                    -----------     -----------
                                                    $     7,914     $    10,335
                                                    ===========     ===========

LIABILITIES
Current
   Accounts payable                                 $   122,285     $    86,844
   Advances payable                                      31,000          30,000
                                                    -----------     -----------
                                                        153,285         116,844
                                                    -----------     -----------

STOCKHOLDERS' DEFICIENCY

Capital stock
  Common stock, $0.001 par value
   50,000,000 authorized
   23,052,610 outstanding                               287,856         224,656
Stock subscriptions                                        -             63,200
Deficit accumulated during the exploration stage       (433,227)       (394,365)
                                                    -----------     -----------
                                                       (145,371)       (106,509)
                                                    -----------     -----------
                                                    $     7,914     $    10,335
                                                    ===========     ===========

                              SEE ACCOMPANYING NOTES

                         HERRIMEN OIL & GAS INC.
                      (An Exploration Stage Company)
                         STATEMENTS OF OPERATIONS
          for the three and six months ended October 31, 2001 and 2000, and the period from November 24, 1998 (Date of Inception of Exploration Stage)
                            to October 31, 2001
                           (Stated in US Dollars)
                                (Unaudited)
                                 ---------

                                                                                                       November 24,
                                                                                                       1998 (Date of
                                                                                                       Inception of
                                                                                                      the Exploration
                                                     Three months ended          Six months ended        Stage) to
                                                         October 31,                 October 31,        October 31,
                                                     2001          2000          2001          2000          2001
                                                     ----          ----          ----          ----          ----
General and Administrative
Expenses
   Administration fees                          $       -     $       -     $       -     $       -     $     14,527
   Amortization                                          298           352           596           703         4,391
   Audit and accounting                                2,533          -            6,916          -           18,654
   Consulting fees                                       888          -            2,163          -            4,163
   Cost recovery                                        -             -             -             -           (4,000)
   Exploration and development
    expenses                                            -             -             -             -           34,037
   Filing fees                                         1,904           150         1,904           150         6,129
   Legal fees                                            850         1,360         1,080         5,832        46,399
   Management fees                                    12,000        12,000        24,000        24,000       144,000
   Office and miscellaneous                            1,043            10         1,130          (324)       10,061
   Promotion                                            -             -             -             -           35,953
   Rent                                                 -             -             -             -            1,432
   Telephone                                            -             -             -             -            3,050
   Transfer agent                                        312           253         1,073           600         6,465
   Travel and auto                                      -             -             -             -           23,466
   Write off of oil and gas property                    -             -             -             -           84,500
                                                ------------  ------------  ------------  ------------  ------------
Net loss for the period                         $    (19,828) $    (14,125) $    (38,862) $    (30,961) $   (433,227)
                                                ============  ============  ============  ============  ============
Basic loss per share                            $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                                                ============  ============  ============  ============

Weighted average number of shares
 outstanding                                      23,052,610    16,732,610    23,052,610    16,732,610
                                                ============  ============  ============  ============

                              SEE ACCOMPANYING NOTES

                         HERRIMEN OIL & GAS INC.
                      (An Exploration Stage Company)
                         STATEMENTS OF CASH FLOWS
          for the three and six months ended October 31, 2001 and 2000, and the period from November 24, 1998 (Date of Inception of Exploration Stage)
                            to October 31, 2001
                           (Stated in US Dollars)
                                (Unaudited)
                                 ---------

                                                                                                       November 24,
                                                                                                       1998 (Date of
                                                                                                       Inception of
                                                                                                      the Exploration
                                                     Three months ended          Six months ended        Stage) to
                                                         October 31,                 October 31,        October 31,
                                                     2001          2000          2001          2000          2001
                                                     ----          ----          ----          ----          ----
Cash Flows provided by (used in)
 Operating Activities
   Net loss for the period                      $    (19,828) $    (14,125) $    (38,862) $    (30,961) $   (433,227)
   Add: items not affecting cash
     Amortization                                        298           352           596           703         4,391
     Write off of oil and gas property                  -             -             -             -           84,500
   Change in non-cash working capital
    balances related to operations
     Accounts payable                                 17,021        10,640        35,441        27,160       122,285
     Advances payable                                  1,000          -            1,000          -           31,000
                                                ------------  ------------  ------------  ------------  ------------

Net cash used in operating activities                 (1,509)       (3,133)       (1,825)       (3,098)     (191,051)
                                                ------------  ------------  ------------  ------------  ------------

Cash Flows from Financing Activities
   Common stock issued                                  -             -             -             -          287,856
   Common stock subscriptions                           -            5,000          -            5,000          -
                                                ------------  ------------  ------------  ------------  ------------

Net cash from financing activities                      -            5,000          -            5,000       287,856
                                                ------------  ------------  ------------  ------------  ------------

Cash Flows from (used in) Investing
 Activities
   Acquisition of capital assets                        -             -             -             -          (11,763)
   Acquisition of oil and gas properties                -             -             -             -          (86,500)
   Proceeds on disposal of oil and gas
    property                                            -             -             -             -            2,000
                                                ------------  ------------  ------------  ------------  ------------

Net cash used in investing activities                   -             -             -             -          (96,263)
                                                ------------  ------------  ------------  ------------  ------------

Net increase (decrease) in cash during
 the period                                           (1,509)        1,867        (1,825)        1,902           542

Cash, beginning of the period                          2,051         1,785         2,367         1,750          -
                                                ------------  ------------  ------------  ------------  ------------

Cash, end of the period                         $        542  $      3,652  $        542  $      3,652  $        542
                                                ============  ============  ============  ============  ============

Non-cash Transaction - Note 2

                              SEE ACCOMPANYING NOTES

                         HERRIMEN OIL & GAS INC.
                      (An Exploration Stage Company)
              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          for the three and six months ended October 31, 2001 and 2000, and the period from November 24, 1998 (Date of Inception of Exploration Stage)
                            to October 31, 2001
                           (Stated in US Dollars)
                                (Unaudited)
                                 ---------

                                                                                             Deficit
                                                                                           Accumulated
                                                                         Additional        During the
                                             Common Shares                 Paid-in         Exploration
                                             -------------
                                           #            Par Value          Capital            Stage           Total
                                      ---------         ---------          -------            -----           -----
Stock issued pursuant to private
 placement agreements - at $0.001     2,000,000       $    2,000       $     -          $     -          $    2,000
                      - at $0.015    13,274,277           13,274          185,840             -             199,114
                      - at $0.02        333,333              333            6,334             -               6,667
                      - at $0.50         40,000               40           19,960             -              20,000
                      - at $0.015     1,125,000            1,125           15,750             -              16,875
                                     ----------       ----------       ----------       ----------       ----------
                                     16,772,610           16,772          227,884             -             244,656
Net loss for the period                    -                -                -            (184,872)        (184,872)
                                     ----------       ----------       ----------       ----------       ----------

Balance, April 30, 1999              16,772,610           16,772          227,884         (184,872)          59,784

Stock rescission      - at $0.50        (40,000)             (40)         (19,960)            -             (20,000)
Stock subscriptions   - at $0.01      5,820,000            5,820           52,380             -              58,200
Net loss for the year                      -                -                -            (135,022)        (135,022)
                                     ----------       ----------       ----------       ----------       ----------

Balance, April 30, 2000              22,552,610           22,552          260,304         (319,894)         (37,038)

Stock subscriptions   - at $0.01        500,000              500            4,500             -               5,000
Net loss for the year                      -                -                -             (74,471)         (74,471)
                                     ----------       ----------       ----------       ----------       ----------

Balance, April 30, 2001              23,052,610           23,052          264,804         (394,365)        (106,509)
Net loss for the period                    -                -                -             (38,862)         (38,862)
                                     ----------       ----------       ----------       ----------       ----------

Balance, October 31, 2001            23,052,610       $   23,052       $  264,804      $  (433,227)     $  (145,371)
                                     ==========       ==========       ==========       ==========       ==========


                              SEE ACCOMPANYING NOTES

                         HERRIMEN OIL & GAS INC.
                      (An Exploration Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                      October 31, and April 30, 2001
                           (Stated in US Dollars)
                                (Unaudited)
                                 ---------

Note 1   Interim Reporting
         -----------------

         While the information presented in the accompanying interim six months financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2001 annual financial statements. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2001 annual financial statements.

Note 2   Non-cash Transaction
         --------------------

         Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the six months ended October 31, 2001, the Company issued 6,320,000 common shares at $0.01 per share for which $63,200 was received prior to April 30, 2001. This transaction has been excluded from the statements of cash flows.

Note 3   Commitment
         ----------

         Pioneer Canal Project

         By an option agreement dated November 27, 1998, the Company paid $45,000 to a company with a common director for an option on two wells in the Pioneer Canal Project located in Kern County in the State of California, USA. In addition, the Company paid a $25,000 finder's fee with respect to this option.

         The exercise price of the option is $750,000, and the option period ends December 31, 2001. If exercised, the Company would earn a 12% and a 13% working interest in the two wells, respectively.

         By letter dated December 31, 2001, the term of the option agreement has been extended to June 30, 2002.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operation

The following discussion should be read in conjunction with the financial statements and notes thereto included herein.

The Company generated no revenues during the six month period ended October 31, 2001 and has recorded a net loss of $38,862 compared to a net loss of $30,961 for the six month period ended October 31, 2000, an increase of $7,901.

The increase in net loss was mainly attributable to the following general and administrative expenses: audit and accounting expenses; consulting fees; and filing fees.



Liquidity and Capital Resources

As of October 31, 2001, the Company had a working capital deficit of $ 152,743 compared to a deficit of $114,477 at April 30, 2001. The Company has been financing its operations primarily from related-party cash advances and through private equity subscriptions. The Company has arranged with its directors to fund ongoing operating costs, except for management fees due to Allen Sewell. Allen Sewell has agreed to defer payment of management fees until such time as the Company carries out a subsequent financing. The Company intends to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet its further corporate obligations. The Company intends to raise additional funds in order to drill properties, make option payments, and to generally meet its future corporate obligations. There is no guarantee that the Company will be successful in arranging the required financing.

Subsequent Events

By agreement dated November 27, 1998 between Brothers Oil & Gas Inc. ("Brothers") and the Company, the Company has an option (the "Option") to acquire Brothers' 13% (approximate) interest in a property (the "Property") known as the Pioneer Canal Prospect. The Property comprises approximately of 240 acres in Kern County, California. The total acreage is divided into 160 acres for the 61-9 Well and 80 acres for the 18 R Well. To date, the Company has paid $45,000 to Brothers on account of the Option. The Option originally terminated on June 30, 1999, but by a letter from Brothers dated June 18, 1999 the option was extended. The Options was again extended on June 18, 2000, to terminate if the Company does not pay an additional $750,000 to Brothers by December 31, 2001. By a letter from Brothers dated December 31, 2001, the Option was extended until June 30, 2002.

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not materially exposed to foreign currency and interest rate changes as it deals primarily in U.S. dollars.

The Company does not currently hedge the foreign currency exposure. The Company intends to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis.


PART II - OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS.

None.


Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the six months ended October 31, 2001, the Company issued 6,320,000 common shares at $0.01 per share for which $63,200 was received prior to the year ending April 30, 2001. The Company relied upon the exemption from registration provided under Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act") with respect to the issuance of the foregoing securities.

The proceeds from this private offering were used for paying general and administrative expenses.

The Company is an oil and gas exploration and development company and does not have a dividend policy and does not anticipate paying dividends in the foreseeable future.


Item 3   DEFAULTS UPON SENIOR SECURITIES.

None.


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5   OTHER INFORMATION.

By agreement dated November 27, 1998 between Brothers Oil & Gas Inc. ("Brothers") and the Company, the Company has an option (the "Option") to acquire Brothers' 13% (approximate) interest in a property (the "Property") known as the Pioneer Canal Prospect. The Property comprises approximately of 240 acres in Kern County, California. The total acreage is divided into 160 acres for the 61-9 Well and 80 acres for the 18 R Well. To date, the Company has paid $45,000 to Brothers on account of the Option. The Option originally terminated on June 30, 1999, but by a letter from Brothers dated June 18, 1999 the option was extended. The Options was again extended on June 18, 2000, to terminate if the Company does not pay an additional $750,000 to Brothers by December 31, 2001. By a letter from Brothers dated December 31, 2001, the Option was extended until June 30, 2002.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 24, 2002

HERRIMEN OIL & GAS INC.



By: /s/ Allen Sewell

Allen Sewell
President, Director