Form 10QSB
period 2002-01-31
HERRIMEN OIL & GAS INC
filed 2002-03-18
CIK 1080036

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended January 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

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

There were 23,052,610 common shares outstanding of as of February 28, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                          PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

GENERAL

Herrimen Oil & Gas Inc.'s (the "Company's") un-audited financial statements for the nine months ended January 31, 2002 are included with this Form 10-QSB. The un-audited financial statements for the nine months ended January 31, 2002 include:

     (a)   Balance Sheets as of January 31, 2002 and April 30, 2001;
     (b) Statements of Operations - for the three month and nine month periods ended January 31, 2002 and January 31, 2001 and for the period from November 24, 1998 (date of inception of exploration stage) to January 31, 2002;
     (c) Statements of Cash Flows - for the three month and nine month periods ended January 31, 2002 and January 31, 2001, and for the period from November 24, 1998 (date of inception of exploration stage) to January 31, 2002;
     (d) Statement of Stockholders' Equity (Deficiency) - for the period from November 24, 1998 (date of inception of exploration stage) to January 31, 2002;
     (e)   Notes to the Financial Statements

The un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

                             HERRIMEN OIL & GAS INC.
                        (An Exploration Stage Company)
                                 BALANCE SHEETS
                       January 31, 2002 and April 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                         January 31,   April 30,
                                       ASSETS               2002         2001
                                       ------               ----         ----
Current
   Cash                                                   $      30   $   2,367

Capital assets                                                7,071       7,968
                                                          ---------   ---------
                                                          $   7,101   $  10,335
                                                          =========   =========

                                    LIABILITIES
                                    -----------

Current
   Accounts payable                                       $ 134,332   $  86,844
   Advances payable                                          33,156      30,000
                                                          ---------   ---------
                                                            167,488     116,844
                                                          ---------   ---------

                               STOCKHOLDERS' DEFICIENCY
                               ------------------------

Capital stock
   Common stock, $0.001 par value
    50,000,000 authorized
    23,052,610 outstanding                                  287,856     224,656
Stock subscriptions                                            -         63,200
Deficit accumulated during the exploration stage           (448,243)   (394,365)
                                                          ---------   ---------
                                                           (160,387)   (106,509)
                                                          ---------   ---------
                                                          $   7,101   $  10,335
                                                          =========   =========

                                SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                        (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
        for the three and nine months ended January 31, 2002 and 2001, and the period from November 24, 1998 (Date of Inception of Exploration Stage)
                              to January 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                       November 24,
                                                                                                      1998 (Date of
                                                                                                       Inception of
                                                                                                     the Exploration
                                                Three months ended             Nine months ended         Stage) to
                                                    January 31,                    January 31,          January 31,
                                                2002           2001           2002           2001           2002
                                                ----           ----           ----           ----           ----
General and Administrative Expenses
   Administration fees                      $      -       $      -       $      -       $      -       $    14,527
   Amortization                                     300            352            896          1,055          4,691
   Audit and accounting                             574           -             7,490           -            19,228
   Consulting fees                                  662           -             2,825           -             4,825
   Cost recovery                                   -              -              -              -            (4,000)
   Exploration and development expenses            -              -              -              -            34,037
   Filing fees                                      550           -             2,454            150          6,679
   Legal fees                                      -               655            230          6,090         45,549
   Management fees                               12,000         12,000         36,000         36,000        156,000
   Office and miscellaneous                         189            103          2,169           (221)        11,100
   Promotion                                       -              -              -              -            35,953
   Rent                                            -              -              -              -             1,432
   Telephone                                       -              -              -              -             3,050
   Transfer agent                                   741           -             1,814            600          7,206
   Travel and auto                                 -              -              -              -            23,466
   Write off of oil and gas property               -              -              -              -            84,500
                                            -----------    -----------    -----------    -----------    -----------
Net loss for the period                     $   (15,016)   $   (13,110)   $   (53,878)   $   (43,674)   $  (448,243)
                                            ===========    ===========    ===========    ===========    ===========

Basic loss per share                        $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                            ===========    ===========    ===========    ===========

Weighted average number of shares
  outstanding                                23,052,610     16,732,610     23,052,610     16,732,610
                                            ===========    ===========    ===========    ===========

                                SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                        (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
        for the three and nine months ended January 31, 2002 and 2001, and the period from November 24, 1998 (Date of Inception of Exploration Stage)
                              to January 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                       November 24,
                                                                                                      1998 (Date of
                                                                                                       Inception of
                                                                                                     the Exploration
                                                Three months ended             Nine months ended         Stage) to
                                                    January 31,                    January 31,          January 31,
                                                2002           2001           2002           2001           2002
                                                ----           ----           ----           ----           ----
Cash Flows provided by (used in)
Operating Activities
   Net loss for the period                  $   (15,016)   $   (13,110)   $   (53,878)   $   (43,674)   $  (448,243)
   Add: items not affecting cash
     Amortization                                   300            352            896          1,055          4,691
     Write off of oil and gas property             -              -              -              -            84,500
   Change in non-cash working capital
    balances related to operations
     Accounts payable                            12,048         12,554         47,489         39,317        134,333
     Advances payable                             2,156           -             3,156           -            33,156
                                            -----------    -----------    -----------    -----------    -----------
Net cash used in operating activities              (512)          (204)        (2,337)        (3,302)      (191,563)
                                            -----------    -----------    -----------    -----------    -----------

Cash Flows from Financing Activities
   Common stock issued                             -              -              -              -           287,856
   Common stock subscriptions                      -              -              -             5,000           -
                                            -----------    -----------    -----------    -----------    -----------

Net cash from financing activities                 -              -              -             5,000        287,856

Cash Flows from (used in) Investing
 Activities
   Acquisition of capital assets                   -              -              -              -           (11,763)
   Acquisition of oil and gas properties           -              -              -              -           (86,500)
   Proceeds on disposal of oil and gas
    property                                       -             2,000           -             2,000          2,000
                                            -----------    -----------    -----------    -----------    -----------

Net cash used in investing activities              -             2,000           -             2,000        (96,263)
                                            -----------    -----------    -----------    -----------    -----------

Net increase (decrease) in cash during
  the period                                       (512)         1,796         (1,825)         3,698             30

Cash, beginning of the period                       542          3,652          2,367          1,750           -
                                            -----------    -----------    -----------    -----------    -----------

Cash, end of the period                     $        30    $     5,448    $       542    $     5,448    $        30
                                            ===========    ===========    ===========    ===========    ===========

Non-cash Transaction - Note 2

                                SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                        (An Exploration Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     for the period November 24, 1998 (Date of Inception of Exploration Stage)
                              to January 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                           Deficit
                                                                                         Accumulated
                                                                           Additional     During the
                                                  Common Shares              Paid-in     Exploration
                                                  -------------
                                                 #          Par Value        Capital        Stage          Total
                                            -----------    -----------    -----------    -----------    -----------
Stock issued pursuant to private
  placement agreements    - at $0.001        2,000,000     $     2,000    $      -       $      -       $     2,000
                          - at $0.015       13,274,277          13,274        185,840           -           199,114
                          - at $0.02           333,333             333          6,334           -             6,667
                          - at $0.50            40,000              40         19,960           -            20,000
                          - at $0.015        1,125,000           1,125         15,750           -            16,875
                                            ----------     -----------    -----------    -----------    -----------
                                            16,772,610          16,772        227,884           -           244,656
Net loss for the period                           -               -              -          (184,872)      (184,872)
                                            ----------     -----------    -----------    -----------    -----------

Balance, April 30, 1999                     16,772,610          16,772        227,884       (184,872)        59,784

Stock rescission          - at $0.50           (40,000)            (40)       (19,960)          -           (20,000)
Stock subscriptions       - at $0.01         5,820,000           5,820         52,380           -            58,200
Net loss for the year                             -               -              -          (135,022)      (135,022)
                                            ----------     -----------    -----------    -----------    -----------
Balance, April 30, 2000                     22,552,610          22,552        260,304       (319,894)       (37,038)

Stock subscriptions       - at $0.01           500,000             500          4,500           -             5,000
Net loss for the year                             -               -              -           (74,471)       (74,471)
                                            ----------     -----------    -----------    -----------    -----------

Balance, April 30, 2001                     23,052,610          23,052        264,804       (394,365)      (106,509)
Net loss for the period                           -               -              -           (53,878)       (53,878)
                                            ----------     -----------    -----------    -----------    -----------

Balance, January 31, 2002                   23,052,610     $    23,052    $   264,804    $  (448,243)   $  (160,387)
                                            ===========    ===========    ===========    ===========    ===========





                                SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                     January 31, 2002 and April 30, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1   Interim Reporting
         -----------------

         While the information presented in the accompanying interim nine months financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2001 annual financial statements. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2001 annual financial statements.

Note 2   Non-cash Transaction
         --------------------

         Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the nine months ended January 31, 2002, the Company issued 6,320,000 common shares at $0.01 per share for which $63,200 was received prior to April 30, 2001. This transaction has been excluded from the statements of cash flows.

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

The Company generated no revenues during the nine month period ended January 31, 2002 and has recorded a net loss of $53,878 compared to a net loss of $43,674 for the nine month period ended January 31, 2001, an increase of $10,204.

The increase in net loss was mainly attributable to the following general and administrative expenses: audit and accounting expenses and management fees.



Liquidity and Capital Resources

As of January 31, 2002, the Company had a working capital deficit of $ 167,458 compared to a deficit of $114,477 at April 30, 2001. The Company has been financing its operations primarily from related-party cash advances and through private equity subscriptions. The Company has arranged with its directors to fund ongoing operating costs, except for management fees due to Allen Sewell. Allen Sewell has agreed to defer payment of management fees until such time as the Company carries out a subsequent financing. The Company intends to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet its further corporate obligations. There is no guarantee that the Company will be successful in arranging the required financing.


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

None.


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

Date: March 15, 2002

HERRIMEN OIL & GAS INC.



By: /s/ Allen Sewell

Allen Sewell
President, Director