Form 10KSB
period 2002-04-30
HERRIMEN OIL & GAS INC
filed 2002-08-05
CIK 1080036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     For the fiscal year ended April 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________

     Commission file number 0-33065
                            -------

                             Herrimen Oil & Gas Inc.
                      -------------------------------------
                          Name of Small Business Issuer

                Nevada                                           98-0216152
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
             or organization)                               Identification No.)

     Suite 990, 1500 West Georgia Street
         Vancouver, British Columbia                              V6G 2Z6
---------------------------------------------                  -------------
   (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (604) 692-3233
                           --------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:

                         Common Shares, $0.001 par value
                         -------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended April 30, 2002.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 25, 2002, based on the closing trading price of the day of $0.20 for the issuer's Common Shares, $0.001 par value (the "Common Shares") was $4,190,522.

The number of shares outstanding of the issuer's common equity, as of July 25, 2002, were 23,052,610.

Transitional Small Business Disclosure Format (Check one):    Yes      No  X
                                                                 -----   -----

(begin boldface)
Certain statements in this Annual Report on Form 10-KSB, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Herrimen Oil & Gas Inc., a Nevada corporation (referred to in this Report as "we," "us" or "our,") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the SEC, reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."
(end boldface)


                                     PART I


Item 1.  Description of Business.
---------------------------------

History and Organization:
-------------------------

We are a corporation organized under the laws of the State of Nevada on November 24, 1998, to explore and develop or participate in the exploration and development of oil and gas properties in California.

Expansion Strategy
------------------

We intend to continue to acquire interests in properties and leases with the intent of participating in the exploration for oil and gas primarily in, but not limited to, California. We anticipate that we will fund the costs of these acquisitions and developments through future purchases of common stock by private investors. If funds become available from revenues from producing oil and gas wells (which is currently not the case) then those funds may be made available for expansion and for increasing production facilities.

Over the last two fiscal years we have not spent any money on exploration and development.

Employees. We currently have one full-time employee. We have experienced no work
----------
stoppages and believe that our employee relations are good.

Risk Factors
------------

Limited Operating History; Development Stage Company. We were incorporated under
-----------------------------------------------------
the laws of Nevada on November 24, 1998, and therefore have a limited operating history. For the period from inception to April 30, 2002, we have incurred a net loss of $472,181. We face all of the risks inherent in a new business. In addition, we can only provide limited historical information and financial data about our operations upon which a prospective investor can make an informed decision as to our future prospects. Estimates with respect to the proved reserves and level of future production attributable to wells in which we may participate are difficult to determine and there can be no assurance as to the volume of recoverable reserves that will be realized from such wells. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. Our future financial results will depend primarily on our ability to participate in properties which result in the production of hydrocarbons in commercial quantities and on the market prices for oil and natural gas. There can be no assurance that we will achieve or sustain profitability or positive cash flows from operating activities in the future.

Competition. The search for viable oil and gas prospects and leases is intensely
------------
competitive. It is likely that in seeking future acquisitions, we will compete with firms which have substantially greater financial and management resources than us. We may acquire interests in mineral leases and lease acquisition opportunities in known, proven, producing fields, or on unknown, unproven territories or leases with no contiguous producing well sites. Our competition is widely diverse, and comes primarily from three sources: (1) those competitors that are seeking oil and gas fields for expansion, further drilling, or increasing production through improved engineering techniques (2) income-seeking entities purchasing a predictable stream of earnings based upon historic production from the field being acquired, and (3) junior companies seeking exploration opportunities in unknown, unproven territories.

Affiliate  Transactions.   We  have  entered  into  an  agreement  (the  "Option
------------------------
Agreement") with Brothers Oil & Gas Inc. ("Brothers"), whereby Brothers granted us an option to acquire Brothers' interest in the Pioneer Canal Prospect covering approximately 240 acres in Kern County, California.

Several members of the Sewell family control Brothers. The directors of Brothers are Allen Sewell and Michael Sewell. Michael Sewell is Allen Sewell's son and Graeme Sewell's brother. Allen Sewell and Graeme Sewell are two of our directors. Brothers' shareholders are Allen Sewell, his sons Michael Sewell and Brian Sewell, and Nathan Nocke, who is Allen Sewell's step-son. As such, our execution of the Option Agreement with Brothers was not an arm's-length transaction with a non-affiliate. While Allen Sewell has a fiduciary duty to deal fairly with us and our shareholders, there is no guarantee that the terms of the transaction were similar to what we would have received in an arms' length transaction with a non-affiliate.

No Assurance of Success or Profitability. There can be no assurance that we will
-----------------------------------------
be able to generate profits or otherwise operate successfully.

No Assurance of Dividends.  There can be no assurance that we will pay dividends
--------------------------
on our capital stock in the foreseeable future. Investors who anticipate the need for immediate income from their investment in our securities should refrain from the purchase of our securities.

"Penny Stock" Rules. Our shares will be subject to rules  promulgated by the SEC
--------------------
relating to "penny stocks," which apply to non-NASDAQ companies whose stock trades at less than $5.00 per share or whose tangible net worth is less than $2,000,000. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell our Common Stock and may affect the ability of purchasers to sell such Common Stock in the secondary market.

Conflicts of Interest.  Certain of our directors are directors,  officers and/or
----------------------
shareholders of other companies that are engaged in the business of acquiring, developing and exploiting natural resource properties. Such associations may give rise to conflicts of interest from time to time. These directors are required by law to act honestly and in good faith with a view to our best interests and to disclose any interest which they may have in any project or opportunity to us.

General Risks of the Oil and Gas Industry
-----------------------------------------

Dependence on Exploratory Drilling Activities.  Our success in the participation
----------------------------------------------
of exploration for oil & gas will be materially dependent upon the success of any exploratory drilling programs. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Our participation in future drilling activities may not be successful, and if unsuccessful, such failure will have a material adverse effect on our results of operations and financial condition.

Volatility of Oil And Natural Gas Prices.  Our revenues,  future rate of growth,
-----------------------------------------
results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that can be produced economically on those properties in which we have an interest.

In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we may periodically enter into hedging arrangements. Our hedging arrangements may apply to all or to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, our hedging arrangements, if any, may limit the benefit to us of increases in the price of oil and natural gas. As of the date of this document we had not engaged in hedging.

Reserve  Replacement  Risk. In general,  the volume of  production  from oil and
---------------------------
natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we participate in successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our ability to profit from future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. The failure of an operator of our wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact us. In addition, there can be no assurance that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs. Furthermore, although our revenues could increase if prevailing prices for oil and natural gas increase significantly, our funding and development costs could also increase.

Operating  Risks of Oil And  Natural  Gas  Operations.  The oil and  natural gas
------------------------------------------------------
business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to us. The availability of a ready market for our oil and natural gas production also depends on the proximity of reserves to, and the capacity of oil and natural gas gathering systems, pipelines and trucking or terminal facilities. We may deliver natural gas through gas gathering systems and gas pipelines that we do not own. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our oil and natural gas. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us or by other parties through whom we participate in such properties or leases. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties. In accordance with customary industry practices, our contractors may elect to obtain insurance against some, but not all, of such risks and losses. We do not carry business interruption insurance. We may elect to self-insure if management believes that the cost of insurance is not excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and our results of operations. We anticipate participating in a substantial percentage of our interests in oil and gas properties on a non-operated basis, which may limit our ability to control the risks associated with oil and natural gas operations.

Technological  Changes.  The oil and gas industry is  characterized by rapid and
-----------------------
significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial cost. In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we do. There can be no assurance that we will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by us or implemented in the future may become obsolete. In such case, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

Government Regulation and Environmental  Matters. Oil and natural gas operations
-------------------------------------------------
are subject to various federal, state and local government regulations which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. No assurance can be given that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial condition. The development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to federal, state and local laws and regulations primarily relating to protection of human health and the environment. The discharge of oil, natural gas, or pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Acquisition Risks. The successful  acquisition of producing  properties requires
------------------
an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, we perform a review of the subject properties that we believe to be generally consistent with industry practices, which may or may not include obtaining a report from an independent geologist. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by us would be successful and, if unsuccessful, that such failure would not have an adverse effect on our future results of operations and financial condition.

Shortage  of  Equipment  Services,   Supplies  and  Personnel.  There  is  often
--------------------------------------------------------------
competition for scarce drilling and completion equipment, services and supplies. There can be no assurance that sufficient drilling and completion equipment, services and supplies will be available when needed. Any such shortages could delay our proposed exploration, development, and sales activities and could cause a material adverse affect to our financial condition.

If the demand for, and wage rates of, qualified rig crews rise in the drilling industry then the oil and gas industry may experience shortages of qualified personnel to operate drilling rigs. This could delay our drilling operations and adversely affect our financial condition and results of operations.

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding reporting issuers. All of our electronic filings with the SEC are available on the SEC's site.

Item 2.  Description of Property.
---------------------------------

The significant properties in which we have an interest are described below.

OFFICE
------

We occupy an office of approximately 2,900 square feet at 1500 West Georgia Street, Suite 990, Vancouver, British Columbia, Canada. Management believes that such offices will be satisfactory during the near term for the conduct of business. We share this office with several other public companies with some directors in common.

PIONEER CANAL PROSPECT
----------------------

Option Agreement with Brothers
------------------------------

By agreement (the "Option Agreement") dated November 27, 1998 between Brothers and us, we have an option (the "Option") to acquire Brothers' 13% (approximate) interest ("Brothers' Interest") in a property (the "Property") known as the Pioneer Canal Prospect. The Property comprises approximately 240 acres in Kern County, California. The total acreage is divided into 160 acres for the 61-9 Well and 80 acres for the 18 R Well. As of the date of this Report, we have paid $45,000 to Brothers on account of the Option. In addition, we paid a $25,000 finder's fee with respect to this Option.

The exercise price of the Option is $750,000, if exercised, we would earn a 12% and a 13% working interest in the two wells.

The Option originally terminated on June 30, 1999, but by a letter from Brothers dated June 18, 1999 the option was extended. By letters from Brothers dated December 31, 2001, and June 25, 2002, the Option has been extended on a month-to-month basis until terminated in writing with thirty days notice.

The Pioneer Canal field lies in the central area of the Bakersfield Arch in the southern San Joaquin basin. The principal property is referred to as the Pioneer Canal area of the Canal Oil field located in Township 30 South Range 25 East, Sections 3,4,9,10 in Kern County, California. There is year around access off of existing gravel roads.

Brothers' Interest in the Property
----------------------------------

EOTT Partners Ltd. ("EOTT") is the fee simple owner of the Property. EOTT, by agreement (the "Lease") dated March 28, 1997, leased to Vaughan Production Company ("Vaughan") the oil and gas rights to the Property. Pursuant to the Lease, Vaughan (on its own and as nominee for Production Specialties Co., Vaughan Exploration, Inc., Sunset Exploration, Inc. and Brothers, collectively, the "Lessees") obtained the right ("Vaughan's Interest") to prospect, mine, drill, and operate on the Property in order to produce oil, gas and other substances. The term of the Lease is three years from March 28, 1997 and for so long after as development or production is maintained by Vaughan in paying quantities on the Property without cessation for more than 120 consecutive days, or such operations are suspended or excused as provided for in the Lease. Pursuant to the terms of the Lease, EOTT is entitled to a 20% royalty on oil, gas and other substances within the Property. In addition to a 20% royalty owed to EOTT as owners of the Property, the Property is subject to a 2.5% overriding royalty interest in favour of Vaughan, Vaughan Exploration, Inc. and Argonaut Oil & Gas Consultants.

The Lessees subsequently entered into an agreement (the "Farmout") dated September 15, 1997 between Vaughan and others as Farmor, and Elk Slough Partners ("Elk") as Farmee, pursuant to which Elk paid for and drilled an initial test well (the "#18R-3") on the Property. In consideration for the drilling of the #18R-3, Elk earned a 75% working interest ("Elk's Interest") in the #18R-3 and any subsequent wells drilled on the Property. Pursuant to the Farmout, Brothers acquired a 9% working interest ("Brothers' Interest") after payout in the #18R-3.

Pursuant to an agreement (the "Pasco Agreement") dated November 3, 1997, between Elk and Pasco Pacific Management Corp. ("Pasco"), Pasco acquired one third of Elk's Interest (being a 25% working interest in the Property). Under the terms of the Pasco Agreement, Brothers will earn a further 4% working interest in the Property, thereby reducing Pasco's working interest in the Property to 21%. As a result, Brothers now holds a 13% working interest after payout in the Property pursuant to the Farmout (9%) and the Pasco Agreement (4%).

Brothers entered into a Participation Agreement with First Goldwater Resources Inc. ("First Goldwater") dated March 20, 1998, whereby First Goldwater was to fund a 25% working interest before payout in development of the Pioneer Canal #61-9 Well. After payout Brothers was to earn 8%, leaving First Goldwater with a 17% working interest after payout. This agreement was amended on June 23, 1998 to the extent that First Goldwater is to fund a 27.933% working interest before payout to earn an 18.99444% working interest after payout.

If we exercise the Option then we will become a party to a joint operating agreement (the "JOA") dated September 29, 1997 with Production Specialties Co. ("Production Specialties") as operator and we, among others, as non-operator.

Summary
-------

To date on the Property, the #18R-3 has been drilled as an initial test well and the #61-9 and the #12-10 have been drilled as development wells. By virtue of the Lease, the Farmout, the First Goldwater and the Pasco Agreements, Brothers has a 13% after payout working interest in the Property. By exercising the Option, we could acquire 13% after payout working interest.

#18R-3 Well - Current Status
----------------------------

The following information regarding the #18R-3 well has been extracted from, except for production figures which are the most current available, brief geological overviews of the Pioneer Canal Prospect provided to us on February 16, 1998 and July 8, 1999 by Jeffrey K. Vaughan, President and sole shareholder of Vaughan Exploration, Inc., and a Certified Petroleum Geologist. As discussed above, Vaughan Production Company is a party to the JOA. Richard Vaughan, Jeffrey K. Vaughan's father, owns Vaughan Production Company. As a result of these relationships, this information is not from an independent source:

The #18R-3 was drilled to a depth of 9,298 feet. The well initially produced approximately 120 barrels of oil per day, 35 barrels of water per day and 150 thousand cubic feet of gas per day.

The #18R-3 has produced 36,639 barrels of 37-gravity oil since first production in December 1997 through April 30, 2001. It has a current average production rate of 19 barrels of oil per day and 27 barrels of water per day through the use of a pump. The most recent crude price which Production Specialties has received for this gravity oil is $25.79 per barrel.

#61-9 Well - Current Status
---------------------------

The following description of the #61-9 is a summary of and is based upon a report (the "Report") dated March 11, 1998, prepared for Vaughan Exploration, Inc. by Jeffrey K Vaughan. The Report was reviewed and endorsed on March 12, 1998 by David E. Olson, a California Registered Geologist, who has no direct or indirect interest in the property which is the subject of the Report:

Abstract
--------

The #61-9 is a development well in the Pioneer Canal area of the Canal Oil field in Kern County, California. It is a 10,800 foot development well, the #18R-3 being the initial test well on the Property. The #61-9 coordinates are 1,650 feet west and 435 feet south of the NE Corner of Section 9, T.30S/R.25E, MDB&M, Kern County, California.

Land
----

By drilling the #18R-3 and the #61-9, Elk holds the current land block of 200 acres by production of oil and gas from the two wells.

The following information is a summary of and is based upon a brief geological status update on the status of the #61-9 provided to us on June 23, 1999 by Jeffrey K. Vaughan:

As April 30, 2001, the #61-9 has produced 50,009 barrels of 37-gravity oil per day. Currently, natural gas is being produced as a by-product of oil production and is being delivered to EOTT through a pipeline partially financed by EOTT. The Pioneer Canal partners are not entitled to any revenues from gas sales until EOTT receives their capital cost. After the current deliverability of 50 mcf/day we do not expect that the pipeline will ever amortize its capital cost, therefore there ill be no revenues to the project.

The well was originally completed from the Middle Stevens (horizontal) interval below 9,700 feet which swab tested at rates up to 600 barrels of oil per day. That zone was not capable of flowing on its own and the Upper Stevens interval from 8,965 to 8,978 feet was perforated and added or co-mingled with the Middle Stevens zone.

After perforating the Upper Stevens interval, the well flowed (and produced) at rates up to 206 barrels per day. The well went into production on February 6th, 1999 and is still currently flowing on pump at an average rate of 37 barrels of oil per day and 18 barrels of water per day.

PIONEER CANAL PULV AND OLCESE PROSPECTS
---------------------------------------

The following information is a summary of and is based upon a geological report on the Pulv and Olcese Prospects located in the Pioneer Canal Oil Field in Kern County, California. Jeffrey K. Vaughan provided the geological report to us on February 17, 1998:

We believe that a greater  potential for oil and gas  exploration  exists in the
deeper  Pulv  zone  at  approximately   10,700  feet  and  the  Olcese  zone  at
approximately 11,800 feet under the existing land block at Pioneer Canal.

At present, we intend to exercise the Option only if the Pulv and Olcese targets are going to be drilled.

The current plans are to await the drilling results from adjacent lands. If the results of such drilling warrant the drilling of a well to test these deeper zones on the Property, then the Operator intends to drill one well to explore both the Pulv and Olcese targets.


Item 3.  Legal Proceedings.
---------------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matters were submitted to a vote of our security holders during the fiscal year ended April 30, 2002.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Reports to Security Holders.
----------------------------

As of July 25, 2002, our authorized capital stock consisted of 50,000,000 shares of Common Stock, par value $0.001 per share, or the Common Stock. As of July 25 2002, there were issued and outstanding 23,052,610 shares of Common.

We are a reporting company with the SEC. We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "HRMO". The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The first trade of our Common Stock on the Bulletin Board occurred in May 2002. The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                              High         Low
                                              ----         ---
Year Ending April 30, 2003

First Quarter                               $  0.25      $  0.20


There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Our transfer agent is Pacific Stock Transfer located at 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada, 89119, Tel: (702) 361-3033.

Penny Stock Regulation.  Shares of our Common Stock are subject to rules adopted
-----------------------
by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

- a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
- a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
- a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
- a toll-free telephone number for inquiries on disciplinary actions;
- definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
- such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:


- the bid and offer quotations for the penny stock;
- the compensation of the broker-dealer and its salesperson in the transaction;
- the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
- monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our Common Stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

The  following   information   specifies   forward-looking   statements  of  our
management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Actual results may differ materially from those contemplated by the forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Results of Operation
--------------------

The following discussion should be read in conjunction with the audited April 30, 2002 financial statements and notes thereto included herein.

We generated no revenues during the year ended April 30, 2002 and we have recorded a net loss of $77,816 compared to a net loss of $74,471 for the year ended April 30, 2001, an increase of $3,345.

The increase in net loss was mainly attributable to the increase in audit and accounting expenses. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

We cannot predict when, and if, we will realize positive revenue.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2002, we had a working capital deficit of $184,325 compared to a deficit of $106,509 at April 30, 2001. We have been financing our operations primarily from related-party cash advances and through private equity subscriptions. We have arranged with our directors to fund ongoing operating costs, except for management fees due to Allen Sewell. Allen Sewell has agreed to defer payment of management fees until such time as we carry out a subsequent financing. We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations. There is no guarantee that we will be successful in arranging the required financing.

Plan of Operation.  We have not received  revenue from operations  during any of
------------------
the three fiscal years immediately prior to the filing of this Report. We currently have cash reserves of approximately $1,080, which, even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report. We intend to raise additional financing through private offerings of our Common Stock. We will offer such stock for sale only after we have identified a viable business opportunity. We will use the capital raised from such activities to finance future business activities.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise substantial equity capital. We cannot estimate when we will begin to realize any revenue. In order to satisfy our requisite budget, we have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us. There can be no assurance that funding for our operations will be available under favorable terms, if at all.


Item 7.  Financial Statements.
------------------------------

The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.


Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

The following table sets forth information regarding our current directors and executive officers:

==============================================================================================
Name               Age    Position/Office held with the Company [1]    Appointed to Office
==============================================================================================
Allen Sewell       64     Director                                     February 19, 1999
                          President                                    February 1, 2001

Graeme Sewell      35     Director                                     November 24, 1998
                          Vice President                               February 1, 2001

Nick De Cotiis     42     Director                                     January 1, 1999

Conrad Clemiss     33     Director                                     February 19, 1999

Don De Cotiis      45     Director                                     March 22, 1999

Negar Towfigh      29     Corporate Secretary                          February 19, 1999
==============================================================================================

ALLEN SEWELL (Graeme Sewell's father) Mr. Sewell has been President and Director
------------
of Brothers Oil & Gas Inc. since 1997, and President and Director of ELK Slough Pipeline Co. since April 1981. In his role with these companies he is responsible for day-to-day management, acquisitions and financial operations. Mr. Sewell is also a director of First Goldwater Resources Inc. Mr. Sewell has also been involved in real estate development including land acquisition, rezoning, development and financing since 1969. Mr. Sewell was previously the Manager of Administration for the National Real Estate Division of The Permanent.

GRAEME SEWELL  (Allen  Sewell's son) Mr. Sewell is currently a Director of First
-------------
Goldwater Resources Inc. Mr. Sewell has 14 years' experience in finance and accounting and is responsible for negotiating contracts and arranging financings for us and for several other companies. Mr. Sewell has participated in the financing of numerous oil and gas, resource and technology companies. Mr. Sewell was formerly with Canaccord Capital Corporation as a Sales Assistant and from February 1996 to November 1998 as an Investment Advisor. Prior to this Mr. Sewell was an accountant with Amisano Hanson, Chartered Accountants from June 1991 to July 1994.

NICK DE COTIIS  (Don De Cotiis'  brother)  Mr. De Cotiis is a Director of the De
--------------
Cotiis Group of Companies, which specialize in commercial and residential real estate development and venture capital investment. Mr. De Cotiis is currently a director of the following public companies: First Castle Enterprises Inc., First Harbour Enterprises Inc., First Tower Enterprises Inc., Braiden Resources Ltd., Rocraven Resources Ltd., Fairhaven Resources Ltd., Golden Trump Resources Ltd. and Silverstone Resources Ltd. Mr. De Cotiis some experience in commercial and residential real estate development including land acquisition, development, design, building, marketing and management of multi-family residential projects and commercial projects.

CONRAD  CLEMISS Mr.  Clemiss has over 16 years of experience  in the  securities
---------------
industry. Since 1995, Mr. Clemiss has been a Director and Officer of First Goldwater Resources Inc. He has been a director of Micron Enviro Systems, Inc. since May 28, 2002. Mr. Clemiss was formerly with Canaccord Capital Corporation and Yorkton Securities Inc. Mr. Clemiss has knowledge and experience of the workings of publicly traded companies, specifically in the areas of investor relations and business development.

DON DE COTIIS  (Nick De Cotiis'  brother)  Mr. De Cotiis is a Director of the De
-------------
Cotiis Group of Companies, which specialize in commercial and residential real estate development and venture capital investment. Mr. De Cotiis is currently a director of First Tower Enterprises Inc., First Castle Enterprises Inc., First Harbour Enterprises Inc., Braiden Resources Ltd., Rocraven Resources Ltd., Fairhaven Resources Ltd., Golden Trump Resources Ltd., and Silverstone Resources Ltd.. Mr. De Cotiis has some experience in commercial and residential real estate development including land acquisition, development, design, building, marketing and management of multi-family residential projects and commercial projects.

NEGAR TOWFIGH runs her own consulting  firm where she specializes in structuring
-------------
companies from incorporation to a listing on the TSX Venture Exchange or OTCBB; she assists companies with initial public offerings and handles all regulatory filings. She is currently a director of First Goldwater Resources Inc. and Habanero Resources Inc. She is also CFO and Secretary of Micron Enviro Systems, Inc. She has previously been employed in the investment industry with several brokerage houses including Canaccord Capital Corporation, Nesbitt Burns Inc., RBC Dominion and Pacific International Securities Inc. She graduated with a Bachelor of Commerce in Finance from the University of British Columbia in 1995.

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports required to be filed have been filed in a timely manner for the year ended April 30, 2002, except as set forth below.

All of our directors and officers were to file a Form 3 once we became a reporting issuer and they in turn became a reporting person by October 18, 2001. As of the date of this Report none of our directors or officers had filed a Form
3. Nick De Cotiis and Don De Cotiis were required to file a Form 5 each by June 14, 2002 stating their beneficial ownership for the year ended April 30, 2002. To the best of our knowledge, as of the date of this Report, we do not believe they have filed this form.

Item 10.  Executive Compensation.
---------------------------------

Summary Compensation Table
--------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

The following table sets forth certain information concerning compensation of certain of our executive officers, including our Chief Executive Officer and all executive officers, or the Named Executives, whose total annual salary and bonus exceeded $50,000, for the years ended April 30, 2002, 2001 and 2000:

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                             ----------------------
                                      Annual Compensation                      Awards                Payouts
                                      -------------------                      ------                -------
Name and                                            Other Annual     Restricted       Securities       LTIP         All Other
Principle                                 Bonus     Compensation       Stock         Underlying       Payouts     Compensation
Position             Year    Salary ($)    ($)          ($)         Award(s) ($)   Options/SARs (#)     ($)             ($)
-----------------    ----    ----------   -----     ------------    ------------   ----------------   -------     ------------

Allen                2002     $48,000      Nil           Nil             Nil              Nil           Nil           Nil
Sewell [1]
  President          2001     $12,000      Nil           Nil             Nil              Nil           Nil           Nil


Graeme               2001     $36,000      Nil           Nil             Nil              Nil           Nil           Nil
Sewell [2]
  President          2000     $48,000      Nil           Nil             Nil              Nil           Nil           Nil

[1] Mr. Allen Sewell began serving as our President on February 1, 2001. During the period from February 1, 2001 to April 30, 2001, Allen Sewell's salary was paid to Church Bay Farms Corp. Gayle Sewell (Allen Sewell's wife) is president and the sole director of Church Bay Farms Corp.

[2]  Mr. Graeme Sewell served as our President from inception  until February 1,
     2001. During the period from February 1999 to January 31, 2001, his salary was paid by 463563 B.C. Limited, a company wholly-owned by Graeme Sewell.

Limitation on Directors' Liabilities; Indemnification of Officers and Directors
-------------------------------------------------------------------------------

Our Articles of Incorporation and Bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and shareholders and other items. Our Articles of Incorporation and Bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Nevada law. Pursuant to our Articles of Incorporation and under Nevada law, our directors and officers are generally not liable to us or our shareholders for damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that: (i) the act or failure to act of such officer or director constituted a breach of his fiduciary duties; and (ii) his breach of those duties involve intentional misconduct, fraud or a knowing violation of law.

We have adopted a form of indemnification agreement for all of our directors and officers with the exception of Don De Cotiis, who did not execute his indemnification agreement, which provides the indemnitee with the maximum indemnification allowed under applicable law. Since the Nevada statutes are non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The indemnification agreement provides a scheme of indemnification, which may be broader than that specifically provided by Nevada law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Nevada law may be expanded, and therefore the scope of indemnification provided by the indemnification agreement may be subject to future judicial interpretation.

The indemnification agreement provides that we are to indemnify an indemnitee, who is or was a party or becomes a party or is threatened to be made a party to any threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was one of our directors, officers, key employees or agents. We are to advance all expenses, judgments, fines, penalties and amounts paid in settlement incurred by the indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The indemnitee is to repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by us. Any award of indemnification to an indemnitee, if not covered by insurance, would come directly from our assets, thereby affecting a shareholder's investment.

There is no pending litigation or proceeding involving an indemnitee where indemnification would be required or permitted under the indemnification agreements.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth information regarding beneficial ownership of our Common Stock as of July 16, 2002:

     o each shareholder who is known by us to own beneficially 5% or more of our Common Stock;
     o each of our directors and each of the officers named in Item 10 - "Directors and Executive officers of the Registrant," or the Named Executives, of this Report; and
     o    all of our directors and executive officers as a group.

=============================================================================================
Name and Address of Beneficial Owner           Amount and Nature of          Percent of Class
                                               Beneficial Ownership (1)
=============================================================================================
Allen Sewell                                                        Nil               0%
101 Church Bay Road
Saturna Island, B.C.
Canada, V0N 2Y0

Don De Cotiis                                      1,500,000 Common (2)             6.5%
Suite 300 - 750 West Pender Street
Vancouver, B.C.
Canada, V6C 2T7

Graeme Sewell                                      1,100,000 Common (3)            4.77%
5501 Cliffridge Place
North Vancouver, B.C.
Canada, V7R 4S2

Nick De Cotiis                                  2,500,000 Common (3)(4)            10.8%
Suite  300 - 750 West Pender Street
Vancouver, B.C.
Canada, V6C 2CT7

Conrad Clemiss                                                      Nil               0%
4905 Chalet Place
North Vancouver, B.C.
Canada, V7R 4X4

Negar Towfigh                                                       Nil               0%
1403 Chippendale Road
West Vancouver, B.C.
Canada, V7S 2N7





Mark Zwanski                                           1,300,000 Common             5.6%
3005 St. Marys Avenue
North Vancouver, B.C.
Canada, V7N 1X5

Directors and Officers as a Group (six persons)        5,100,000 Common            22.1%
=============================================================================================

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2) Beneficially owns 1,000,000 common shares registered in the name of Lori Anne De Cotiis, 250,000 common shares registered in the name of Dorothy De Cotiis and 250,000 common shares registered in the name of Marianne De Cotiis.

     (3)  Graeme Sewell and Nick De Cotiis own 1,000,000 founder's shares each.

     (4) Beneficially owns 1,500,000 common shares registered in the name of Teresa De Cotiis.

     Beneficial  ownership is determined in accordance with the rules of the SEC
     and  generally   includes  voting  or  investment  power  with  respect  to securities.


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

We have entered into an Option Agreement with Brothers, a company whose president is Allen Sewell, whereby Brothers granted to us an option to earn approximately 13% of two gas wells in California. As of the date of this Report, payments of $45,000 have been made to Brothers in consideration for the Option. Several members of the Sewell family control Brothers. The directors of Brothers are Allen Sewell and Michael Sewell, who is Allen Sewell's son. Allen Sewell is our president and one of our directors. As such, our execution of the Option Agreement with Brothers was not an arm's length transaction with a non-affiliate. While Allen Sewell has a fiduciary duty to deal fairly with us and our shareholders, there is no guarantee that the terms of the transaction were similar to what we would have received in an arms' length transaction with a non-affiliate.


                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

     A.   Financial Statements
          --------------------

               The balance sheets and the related statements of operations, shareholders' equity and cash flows of Herrimen Oil & Gas Inc. for each of the years ended April 30, 2002 and 2001.

     B.   Reports on Form 8-K
          -------------------

               We did not file any Current Reports on Form 8-K during the quarterly period ended April 30, 2002.

     C.   Other Exhibits
          --------------

               Exhibit 2.(i) Articles of Incorporation. (1)

               Exhibit 2.(ii) By-Laws. (1)

               Exhibit 10.1 Oil, Gas, and Mineral Lease (the "Enron Lease") between Enron Oil & Gas Company and Vaughan Production Co., dated March 28, 1997. (1)

               Exhibit 10.2 Farmout Agreement (the "Farmout") between Elk Slough Partners ("Farmee"), and Vaughan Production Co., Vaughan Exploration, Inc. Production Specialties Co., Sunset Exploration, Inc. and Brothers Oil & Gas, Inc. (collectively, "Farmor"), dated September 15, 1997. (1)

               Exhibit 10.3     Model Form Operating Agreement (the "JOA") dated
               September   29,   1997   between   the   Company  and  others  as
               non-operators and Production Specialties Co. as operator. (1)

               Exhibit 10.4 Participation Agreement (the "Pasco Agreement") between Elk Slough Partners and Pasco Pacific Management Corp. dated November 3, 1997. (1)

               Exhibit 10.5 Participation Agreement between First Goldwater Resources Inc. and Elk Slough Partners and Brothers Oil & Gas Inc. dated March 20, 1998. (1)

               Exhibit 10.6 Amendment to Participation Agreement between First Goldwater Resources Inc. and Elk Slough Partners and Brothers Oil & Gas Inc. dated June 23, 1998. (1)

               Exhibit 10.7     Option   Agreement   (the  "Option   Agreement")
               between Brothers Oil & Gas, Inc. and the Company dated November 27, 1998. (1)

               Exhibit 10.8 Option Extension Letter from Brothers Oil & Gas Inc. to the Company dated June 18, 1999. (1)

               Exhibit 10.9 Second Option Extension Letter from Brothers Oil & Gas Inc. to the Company dated June 18, 2000. (1)

               Exhibit 10.10   Indemnification Agreement with Allen Sewell.(1)

               Exhibit 10.11   Indemnification Agreement with Graeme Sewell.(1)

               Exhibit 10.12   Indemnification Agreement with Conrad Clemiss.(1)

               Exhibit 10.13   Indemnification Agreement with Nick De Cotiis.(1)

               Exhibit 10.14   Indemnification Agreement with Negar Towfigh.(1)

               Exhibit 10.15 Option Extension Letter from Brothers Oil & Gas Inc. to the Company dated December 31, 2001.

               Exhibit 10.16 Option Extension Letter from Brothers Oil & Gas Inc. to the Company dated June 25, 2002.

               Additional Exhibits: (Only the text portions of these documents were attached to our Form 10-SB as exhibits. The full reports can be obtained from our offices.)

               - Geological Overview of the Pioneer Canal Prospect, dated February 16, 1998, by Jeffrey K. Vaughan.(1)
               - Geological Report of the Pioneer Canal Prospect, dated March 11, 1998, by Jeffrey K. Vaughan. (1)

               - Geological Overview of the Pioneer Canal #18R-3, dated July 8, 1999, by Jeffrey K. Vaughan. (1)
               - Geological Overview of the Pioneer Canal #61-9, dated June 23, 1999, by Jeffrey K. Vaughan. (1)
               - Geological Report on the Pioneer Canal - Pulv and Olcese Prospects, dated February 17, 1998, by Jeffrey K. Vaughan with David Olson's Independent Review of the Report attached. (1)

(1) Incorporated by reference from our report on Form 10-KSB filed on August 9, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

We  are  currently  subject  to the  reporting  requirements  of the  Securities
Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, 233 Broadway, New York, NY 10279; and at its Chicago Regional Office, 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604, and copies of such materials can be obtained from the Public Reference Section of the SEC at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. We intend to furnish our shareholders with annual reports
   ------------------
containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HERRIMEN OIL & GAS INC.


     Dated:  July 30, 2002                       By:  /s/ Allen Sewell
                                                     ---------------------------
                                                     Allen Sewell
                                                     President and Director



                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.



                                                 HERRIMEN OIL & GAS INC.


     Dated:  July 30, 2002                       By:  /s/ Allen Sewell
                                                     ---------------------------
                                                     Allen Sewell
                                                     President and Director


     Dated:  July 30, 2002                       By:  /s/ Graeme Sewell
                                                     ---------------------------
                                                     Graeme Sewell
                                                     Vice President and Director


     Dated: July 30, 2002                        By:  /s/ Conrad Clemiss
                                                     ---------------------------
                                                     Conrad Clemiss
                                                     Director

                             HERRIMEN OIL & GAS INC.

                         (An Exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             April 30, 2002 and 2001

                             (Stated in US Dollars)
                              --------------------

TERRY AMISANO LTD.                                  A M I S A N O    H A N S O N

KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS






                          INDEPENDENT AUDITORS' REPORT


To the Stockholders,
Herrimen Oil & Gas Inc.

We have audited the accompanying balance sheets of Herrimen Oil & Gas Inc. (An Exploration Stage Company) as of April 30, 2002 and 2001 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended April 30, 2002, 2001 and 2000 and the period from November 24, 1998 (Date of Inception of the Exploration Stage) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Herrimen Oil & Gas Inc. as of April 30, 2002 and 2001 and the results of its operations and its cash flows for the years ended April 30, 2002, 2001 and 2000 and the period from November 24, 1998 (Date of Inception of the Exploration Stage) to April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                          /s/ AMISANO HANSON
June 17, 2002                                              Chartered Accountants






750 WEST PENDER STREET, SUITE 604                      TELEPHONE:  604-689-0188
VANCOUVER CANADA                                       FACSIMILE:  604-689-9773
V6C 2T7                                                E-MAIL:     amishan@telus

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                             April 30, 2002 and 2001
                             (Stated in US Dollars)
                              --------------------


                                     ASSETS               2002                 2001
                                     ------               ----                 ----
Current
   Cash                                             $              -     $         2,367

Capital assets - Notes 3 and 7                                     -               7,968
                                                    -----------------    ----------------
                                                    $              -     $        10,335
                                                    =================    ================

                                   LIABILITIES
                                   -----------
Current
   Bank overdraft                                   $              6     $             -
   Accounts payable - Note 7                                 150,303              86,844
   Advances payable - Notes 5 and 7                           34,016              30,000
                                                    -----------------    ----------------
                                                             184,325             116,844
                                                    -----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Capital stock - Note 6
Common stock, $0.001 par value
   50,000,000 authorized
   23,052,610 outstanding                                     23,052              23,052
Paid-in capital                                              264,804             264,804
Deficit accumulated during the exploration stage            (472,181)           (394,365)
                                                    -----------------    ----------------
                                                            (184,325)           (106,509)
                                                    -----------------    ----------------
                                                    $              -     $        10,335
                                                    =================    ================

Nature and Continuance of Operations - Note 1
Subsequent Event - Note 4

APPROVED BY THE DIRECTORS:


/s/ Allen Sewell          , Director      /s/ Graeme Sewell         , Director
--------------------------                --------------------------



                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                  for the years ended April 30, 2002, 2001 and
               2000 and the period from November 24, 1998 (Date of
                Inception of Exploration Stage) to April 30, 2002
                             (Stated in US Dollars)
                              --------------------

                                                                                                November 24,
                                                                                               1998 (Date of
                                                                                               Inception of
                                                                                              the Exploration
                                                                                                  Stage) to
                                                                                                  April 30,
                                              2002              2001              2000              2002
                                              ----              ----              ----              ----
General and Administrative Expenses
   Administration fees - Note 7         $             -   $             -   $         7,027   $        14,527
   Amortization                                   1,195             1,406             1,654             4,990
   Audit and accounting                          10,670             3,000             6,738            22,408
   Consulting fees - Note 7                       3,875                 -                 -             5,875
   Cost recovery - Note 7                             -                 -            (4,000)           (4,000)
   Filing fees                                    2,414               150             4,075             6,639
   Legal fees                                       230             4,991            17,205            45,549
   Management fees - Note 7                      48,000            48,000            48,000           168,000
   Office and miscellaneous                       2,412               881             2,046            11,343
   Promotion                                          -                 -            11,770            35,953
   Rent - Note 7                                      -                 -             1,432             1,432
   Telephone                                          -                 -             1,282             3,050
   Transfer agent                                 2,247             1,543             3,099             7,639
   Travel and auto                                    -                 -             8,157            23,466
                                        ----------------  ----------------  ----------------  ----------------

Loss before the following                       (71,043)          (59,971)         (108,485)         (346,871)
   Abandonment of capital assets                 (6,773)                -                 -            (6,773)
   Exploration and development
    expenses                                          -                 -           (26,537)          (34,037)
   Write off oil and gas properties
    - Note 7                                          -           (14,500)                -           (84,500)
                                        ----------------  ----------------  ----------------  ----------------

Net loss for the period                 $       (77,816)  $       (74,471)  $      (135,022)  $      (472,181)
                                        ================  ================  ================  ================

Basic loss per share                    $         (0.00)  $         (0.00)  $         (0.01)
                                        ================  ================  ================
Weighted average number of shares
outstanding                                  23,052,610        22,802,610        19,662,610
                                        ================  ================  ================




                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the years ended April 30, 2002, 2001 and
               2000 and the period from November 24, 1998 (Date of
                Inception of Exploration Stage) to April 30, 2002
                             (Stated in US Dollars)
                              --------------------

                                                                                                     November 24,
                                                                                                    1998 (Date of
                                                                                                     Inception of
                                                                                                   the Exploration
                                                                                                        Stage) to
                                                                                                        April 30,
                                                   2002              2001              2000              2002
                                                   ----              ----              ----              ----
Cash Flows used in Operating Activities
   Net loss for the period                   $       (77,816)  $       (74,471)  $      (135,022)  $      (472,181)
   Add: items not affecting cash
     Abandonment of capital assets                     6,773                 -                 -             6,773
     Amortization                                      1,195             1,406             1,654             4,990
     Write off of oil and gas properties                   -            14,500                 -            84,500
   Changes in non-cash working capital
   balances:
     Prepaid expenses                                      -                 -             1,432                 -
     Accounts payable                                 63,459            52,182            22,090           150,303
     Advances payable                                  4,016                 -            30,000            34,016
                                             ----------------  ----------------  ----------------  ----------------
Net cash used in operating activities                 (2,373)           (6,383)          (79,846)         (191,599)
                                             ----------------  ----------------  ----------------  ----------------
Cash Flows from Financing Activities
   Common stock issued                                     -                 -            (3,125)          224,656
   Common stock subscriptions                              -             5,000            41,325            63,200
                                             ----------------  ----------------  ----------------  ----------------
Net cash from financing activities                         -             5,000            38,200           287,856
                                             ----------------  ----------------  ----------------  ----------------
Cash Flows from (used in) Investing
 Activities
   Acquisition of capital assets                           -                 -                 -           (11,763)
   Acquisition of oil and gas properties                   -                 -            (2,500)          (86,500)
   Proceeds on disposal of oil and gas
    property                                               -             2,000                 -             2,000
                                             ----------------  ----------------  ----------------  ----------------
Net cash from (used in) investing
 activities                                                -             2,000            (2,500)          (96,263)
                                             ----------------  ----------------  ----------------  ----------------
Net increase (decrease) in cash during
  the period                                          (2,373)              617           (44,146)               (6)

Cash, beginning of the period                          2,367             1,750            45,896                 -
                                             ----------------  ----------------  ----------------  ----------------
Cash (bank overdraft), end of the period     $            (6)  $         2,367   $         1,750   $            (6)
                                             ================  ================  ================  ================
                                                                                                        .../Cont'd.

                             SEE ACCOMPANYING NOTES





                             HERRIMEN OIL & GAS INC.                   Continued
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the years ended April 30, 2002, 2001 and
               2000 and the period from November 24, 1998 (Date of
                Inception of Exploration Stage) to April 30, 2002
                             (Stated in US Dollars)
                              --------------------

                                                                                                     November 24,
                                                                                                    1998 (Date of
                                                                                                     Inception of
                                                                                                   the Exploration
                                                                                                        Stage) to
                                                                                                        April 30,
                                                   2002              2001              2000              2002
                                                   ----              ----              ----              ----
Supplemental disclosure of cash flow
information:
 Cash paid for:
   Interest                                  $             -   $             -  $              -   $             -
                                              ================  ================  ================  ================

   Income taxes                              $             -   $             -  $              -   $             -
                                             ================  ================  ================  ================































                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               for the period November 24, 1998 (Date of Inception
                            of Exploration Stage) to
                                 April 30, 2002
                             (Stated in US Dollars)
                              --------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                      Common Shares            Additional       During the
                                             -------------------------------     Paid-in       Exploration
                                                 Number         Par Value        Capital          Stage            Total
                                                 ------         ---------        -------          -----            -----

Stock issued pursuant to private
 placement agreements       - at $0.001           2,000,000  $        2,000   $           -   $           -   $        2,000
                            - at $0.015          13,274,277          13,274         185,840               -          199,114
                            - at $0.02              333,333             333           6,334               -            6,667
                            - at $0.50               40,000              40          19,960               -           20,000
                            - at $0.015           1,125,000           1,125          15,750               -           16,875
                                             --------------  ---------------  -------------   -------------   ---------------
                                                 16,772,610          16,772         227,884               -          244,656
Net loss for the period                                   -               -               -        (184,872)        (184,872)
                                             --------------  ---------------  -------------   -------------   ---------------
Balance, April 30, 1999                          16,772,610          16,772         227,884        (184,872)          59,784

Stock rescission            - at $0.50              (40,000)            (40)        (19,960)              -          (20,000)
Stock subscriptions         - at $0.01            5,820,000           5,820          52,380               -           58,200
Net loss for the year                                     -               -               -        (135,022)        (135,022)
                                             --------------  ---------------  -------------   -------------   ---------------
Balance, April 30, 2000                          22,552,610          22,552         260,304        (319,894)         (37,038)

Stock subscriptions         - at $0.01              500,000             500           4,500               -            5,000
Net loss for the year                                     -               -               -         (74,471)         (74,471)
                                             --------------  ---------------  -------------   -------------   ---------------
Balance, April 30, 2001                          23,052,610          23,052         264,804        (394,365)        (106,509)
Net loss for the year                                     -               -               -         (77,816)         (77,816)
                                             --------------  ---------------  -------------   -------------   ---------------
Balance, April 30, 2002                          23,052,610  $       23,052   $     264,804   $    (472,181)  $     (184,325)
                                             ==============  ===============  =============   =============   ===============












                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             April 30, 2002 and 2001
                             (Stated in US Dollars)
                              --------------------


Note 1    Nature and Continuance of Operations
          ------------------------------------

          The Company is an exploration stage company. The Company intends to explore and develop oil and gas properties in California, USA. During the 2002 and 2001 fiscal years, the Company has not conducted any exploration and development. The Company has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of the amounts shown for oil and gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties, the ability of the Company to obtain the necessary financing to satisfy the expenditure requirements of property agreements and complete the development of the properties, and upon future profitable production or proceeds from the sale thereof.

          These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $184,325 as of April 30, 2002 and has accumulated a deficit of $472,181 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended April 30, 2002 by the issuance of common stock. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

          The Company was incorporated in Nevada, USA on November 24, 1998, as Herrimen Oil & Gas Inc. and commenced operations at that time.


Note 2    Summary of Significant Accounting Policies
          ------------------------------------------

          The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

          The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Herrimen Oil & Gas Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2002 and 2001
(Stated in US Dollars) - Page 2
 --------------------


Note 2    Summary of Significant Accounting Policies - (cont'd)
          ------------------------------------------

          Exploration Stage Company

          The Company is an exploration stage company as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting substantially all of its present efforts to the business of exploration and development of oil and gas properties in California. All losses accumulated since incorporation have been considered as part of the Company's exploration stage activities.

          Capital Assets and Amortization
          -------------------------------

          The Company records office equipment additions at cost and provides for amortization at a rate of 15% per annum using the declining balance method.

          Impairment of Long-lived Assets
          -------------------------------

          The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of
          Long-lived Assets and for Long-lived Assets to be Disposed Of". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

          Oil and Gas Project Costs
          -------------------------

          The Company uses the successful efforts method of accounting for oil and gas activities. All costs associated with the acquisition of, exploration for and development of oil and gas reserves are capitalized. Costs of exploratory wells that do not find proved and economically recoverable reserves including costs of related geological and geophysical studies and costs of carrying the retained property are expensed.

          Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized assets of producing properties, including provision for estimated abandonment costs and salvage values are amortized using the unit-of-production method. Other tangible well equipment is amortized over their estimated useful lives.

Herrimen Oil & Gas Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2002 and 2001
(Stated in US Dollars) - Page 3
 --------------------


Note 2    Summary of Significant Accounting Policies - (cont'd)
          ------------------------------------------

          Environmental Costs
          -------------------

          Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

          i)   completion of a feasibility study: or

          ii) the Company's commitments to a plan of action based on the then known facts.

          Values
          ------

          The amounts shown for oil and gas project costs represent costs to date and to not necessarily reflect present or future values.

          Foreign Currency Translation
          ----------------------------

          Foreign currency transactions are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate.

          Basic Loss Per Share
          --------------------

          The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

          Income Taxes
          ------------

          The Company uses the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

          Financial Instruments
          ---------------------

          The carrying value of the Company's financial instruments, consisting of accounts payable, advances payable and bank overdraft, approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Herrimen Oil & Gas Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2002 and 2001
(Stated in US Dollars) - Page 4
 --------------------


Note 3    Capital Assets - Note 6
          --------------

                                                 2002                            2001
                               -----------------------------------------   ----------------
                                              Accumulated
                                   Cost      Amortization       Net              Net
                                   ----      ------------       ---              ---
          Office equipment     $         -   $         -   $          -    $         7,968

                               ============  ============  =============   ================


Note 4    Commitments
          -----------

          i)   Midway Oil and Gas Lease

               On January 1, 2001, the Company abandoned its interest in the Midway Oil and Gas Lease and received a refund of $2,000. The remaining balance of the acquisition costs totalling $14,500 was written-off during the year ended April 30, 2001.

          ii)  Pioneer Canal Project

               By an option agreement dated November 27, 1998, the Company paid $45,000 to a company with a common director for an option on two wells in the Pioneer Canal Project located in Kern County in the State of California, USA. In addition, the Company paid a $25,000 finder's fee with respect to this option.

               The exercise price of the option is $750,000, and the option period ends December 31, 2001. If exercised, the Company would earn a 12% and a 13% working interest in the two wells, respectively. In a prior year, the Company recorded a write-off of $84,500 in respect to this project.

               By letters dated December 31, 2001 and June 25, 2002, the term of the option agreement has been extended on a month-to-month basis until terminated in writing with thirty days notice.


Note 5    Advances Payable - Note 7
          ----------------

                                                        2002           2001
                                                        ----           ----

               Advances from related parties        $    19,016    $    15,000
               Share subscriptions                       15,000         15,000
                                                    ------------   ------------
                                                    $    34,016    $    30,000
                                                    ============   ============

          These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Herrimen Oil & Gas Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2002 and 2001
(Stated in US Dollars) - Page 5
 --------------------


Note 5    Advances Payable - Note 7 - (cont'd)
          ----------------

          Pursuant to a share subscription agreement dated September 16, 1999, the company received a cash advance of $15,000 and has agreed to issue 1,000,000 common shares at $0.015 per share.


Note 6    Capital Stock - Note 5
          -------------

          Subscriptions:

          At April 30, 2001, the Company had received a total of $63,200 as share subscriptions for 6,320,000 common shares at $0.01 per share pursuant to private placement agreements. These shares were issued during the year ended April 30, 2002.


Note 7    Related Party Transactions - Note 4
          --------------------------

          The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

                                                                                               November 24,
                                                                                                1998 (Date
                                                                                               of Inception
                                                                                              of Exploration
                                                                                                Stage) to
                                                                                                April 30,
                                             2002              2001              2000              2002
                                             ----              ----              ----              ----
          Administration fees          $             -   $             -   $         7,027   $        14,527
          Cost recovery                              -                 -            (4,000)           (4,000)
          Capital assets                             -                 -                 -             3,547
          Consulting fees                        3,875                 -                 -             5,875
          Management fees                       48,000            48,000            48,000           168,000
          Write-off of oil and gas
           properties                                -                 -                 -            45,000
          Rent                                       -                 -             1,432             1,432
                                       ----------------  ----------------  ----------------  ----------------
                                       $        51,875   $        48,000   $        52,459   $       234,381
                                       ================  ================  ================  ================

          The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

Herrimen Oil & Gas Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2002 and 2001
(Stated in US Dollars) - Page 6
 --------------------


Note 7    Related Party Transactions - Note 4
          --------------------------

          At April 30, 2002 and 2001, the Company owed the following amounts to directors of the Company or companies with directors in common:

                                                 2002              2001
                                                 ----              ----
                Accounts payable            $     112,234     $      60,205
                Advances payable                   19,016            15,000
                                            --------------    --------------
                                            $     131,250     $      75,205
                                            ==============    ==============

          These amounts are unsecured, non-interest bearing and have no specific terms for repayment.


Note 8    Deferred Tax Assets
          -------------------

          The Financial Accounting Standards Board issued Statement No. 109 "Accounting for Income Taxes" ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          The following table summarizes the significant components of the Company's deferred tax assets:

                                                                 Total
                                                                 -----
          Deferred Tax Assets
            Non-capital loss carryforwards                   $    460,418
                                                             =============
          Deferred tax assets                                $    156,542
          Valuation allowance for deferred tax assets            (156,542)
                                                             -------------
                                                             $          -
                                                             =============

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Herrimen Oil & Gas Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2002 and 2001
(Stated in US Dollars) - Page 7
 --------------------


Note 9    Income Taxes
          ------------

          No provision for income taxes has been provided in these financial statements due to the net loss. At April 30, 2002, the Company has net operating loss carryforwards, which expire commencing in 2019 totalling approximately $460,000, the benefit of which has not been recorded in the financial statements.


Note 10   New Accounting Standards
          ------------------------

          Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.