Form 10QSB
period 2002-07-31
HERRIMEN OIL & GAS INC
filed 2002-09-13
CIK 1080036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2002
                               -------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

     Commission File Number 0-33065
                            -------

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

            789 West Pender Street, Suite 460, Vancouver, BC V6C 1H2
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  604-646-6900
                                  ------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   (X) Yes ( ) No

There were 24,052,610 common shares outstanding of as of September 10, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GENERAL

Herrimen Oil & Gas Inc.'s (the "Company's") un-audited financial statements for the three months ended July 31, 2002 are included with this Form 10-QSB. The un-audited financial statements for the three months ended July 31, 2002 include:

     (a)  Balance Sheets as of July 31, 2002 and April 30, 2002;
     (b) Statements of Operations - for the three months ended July 31, 2002 and 2001, and for the period from November 24, 1998 (date of inception of exploration stage) to July 31, 2002;
     (c) Statements of Cash Flows - for the three months ended July 31, 2002 and 2001, and for the period from November 24, 1998 (date of inception of exploration stage) to July 31, 2002;
     (d) Statement of Stockholders' Equity (Deficiency) - for the period from November 24, 1998 (date of inception of exploration stage) to July 31, 2002;
     (e)  Notes to the Financial Statements

The un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                        July 31, 2002 and April 30, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                        (Unaudited)          (Audited)
                                                         July 31,            April 30,
                                                           2002                2002
                                                           ----                ----

                                   LIABILITIES
                                   -----------
Current
   Bank overdraft                                    $          504      $            6
   Accounts payable                                         168,657             150,303
   Advances payable                                          34,216              34,016
                                                     ----------------    ----------------
                                                            203,377             184,325
                                                     ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Capital stock
   Common stock, $0.001 par value
     50,000,000 authorized
     23,052,610 outstanding                                  23,052              23,052
Paid-in capital                                             264,804             264,804
Deficit accumulated during the exploration stage           (491,233)           (472,181)
                                                     ----------------    ----------------
                                                           (203,377)           (184,325)
                                                     ----------------    ----------------
                                                     $            -      $            -
                                                     ================    ================




















                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended July 31, 2002 and 2001,
                      and the period from November 24, 1998
                    (Date of Inception of Exploration Stage)
                                to July 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                          November 24,
                                                                                          1998 (Date of
                                                                                          Inception of
                                                                                         the Exploration
                                                                                            Stage) to
                                                      Three months ended July 31,           July 31,
                                                        2002               2001               2002
                                                        ----               ----               ----
General and Administrative Expenses
   Administration fees                            $            -     $            -     $       14,527
   Amortization                                                -                298              4,990
   Audit and accounting                                    2,694              4,383             25,102
   Consulting fees                                         2,275              1,275              8,150
   Cost recovery                                               -                  -             (4,000)
   Filing fees                                               410                  -              7,049
   Legal fees                                                660                230             46,209
   Management fees                                        12,000             12,000            180,000
   Office and miscellaneous                                  101                 87             11,444
   Promotion                                                   -                  -             35,953
   Rent                                                        -                  -              1,432
   Telephone                                                   -                  -              3,050
   Transfer agent                                            912                761              8,551
   Travel and auto                                             -                  -             23,466
                                                  ----------------   ----------------   ----------------

Loss before the following                                (19,052)           (19,034)          (365,923)
   Abandonment of capital assets                               -                  -             (6,773)
   Exploration and development expenses                        -                  -            (34,037)
   Oil and gas property acquisition costs                      -                  -            (84,500)
                                                  ----------------   ----------------   ----------------

Net loss for the period                           $      (19,052)    $      (19,034)    $     (491,233)
                                                  ================   ================   ================

Basic loss per share                              $        (0.00)    $        (0.00)
                                                  ================   ================

Weighted average number of shares outstanding         23,052,610         23,052,610
                                                  ================   ================







                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended July 31, 2002 and 2001,
                      and the period from November 24, 1998
                    (Date of Inception of Exploration Stage)
                                to July 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------

                                                                                             November 24,
                                                                                             1998 (Date of
                                                                                             Inception of
                                                                                            the Exploration
                                                                                               Stage) to
                                                         Three months ended July 31,           July 31,
                                                           2002               2001               2002
                                                           ----               ----               ----
Cash Flows provided by (used in)
 Operating Activities
   Net loss for the period                           $      (19,052)    $      (19,034)    $     (491,233)
   Add: items not affecting cash
     Abandonment of capital assets                                -                  -              6,773
     Amortization                                                 -                298              4,990
   Change in non-cash working capital
    items related to operations
     Accounts payable                                        18,354             18,420            168,657
     Advances payable                                           200                  -             34,216
                                                     ----------------   ----------------   ----------------
Cash used in operating activities                              (498)              (316)          (276,597)
                                                     ----------------   ----------------   ----------------
Cash Flows provided by Financing Activities
   Common stock issued                                            -                  -            287,856
                                                     ----------------   ----------------   ----------------
Cash flow provided by financing activities                        -                  -            287,856
                                                     ----------------   ----------------   ----------------
Cash Flows provided by (used in)
 Investing Activities
   Acquisition of capital assets                                  -                  -            (11,763)
                                                     ----------------   ----------------   ----------------
Cash used in investing activities                                 -                  -            (11,763)
                                                     ----------------   ----------------   ----------------
Net decrease in cash during the period                         (498)              (316)              (504)

Cash (bank overdraft), beginning of the period                   (6)             2,367                  -
                                                     ----------------   ----------------   ----------------
Cash (bank overdraft), end of the period             $         (504)    $        2,051     $         (504)
                                                     ================   ================   ================




                                                                     .../Cont'd.


                             SEE ACCOMPANYING NOTES






                             HERRIMEN OIL & GAS INC.                   Continued
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended July 31, 2002 and 2001,
                      and the period from November 24, 1998
                    (Date of Inception of Exploration Stage)
                                to July 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                             November 24,
                                                                                             1998 (Date of
                                                                                             Inception of
                                                                                            the Exploration
                                                                                               Stage) to
                                                         Three months ended July 31,           July 31,
                                                           2002               2001               2002
                                                           ----               ----               ----
Supplemental disclosure of cash flow information
 Cash paid for:
     Interest                                        $            -     $            -     $            -
                                                     ================   ================   ================

     Income taxes                                    $            -     $            -     $            -
                                                     ================   ================   ================






























                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        for the period November 24, 1998
                    (Date of Inception of Exploration Stage)
                                to July 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                 Deficit
                                                                                               Accumulated
                                                      Common Shares             Additional       During the
                                             --------------------------------     Paid-in      Exploration
                                                 Number          Par Value        Capital          Stage            Total
                                                 ------          ---------        -------          -----            -----

Stock issued pursuant to private
 placement agreements          - at $0.001      2,000,000     $       2,000     $         -    $          -     $      2,000
                               - at $0.015     13,274,277            13,274         185,840               -          199,114
                               - at $0.02         333,333               333           6,334               -            6,667
                               - at $0.50          40,000                40          19,960               -           20,000
                               - at $0.015      1,125,000             1,125          15,750               -           16,875
                                             --------------   ---------------   ------------   -------------    --------------
                                               16,772,610            16,772         227,884               -          244,656
Net loss for the period                                 -                 -               -        (184,872)        (184,872)
                                             --------------   ---------------   ------------   -------------    --------------

Balance, April 30, 1999                        16,772,610            16,772         227,884        (184,872)          59,784

Stock rescission               - at $0.50         (40,000)              (40)        (19,960)              -          (20,000)
Stock subscriptions            - at $0.01       5,820,000             5,820          52,380               -           58,200
Net loss for the year                                   -                 -               -        (135,022)        (135,022)
                                             --------------   ---------------   ------------   -------------    --------------

Balance, April 30, 2000                        22,552,610            22,552         260,304        (319,894)          37,038

Stock subscriptions            - at $0.01         500,000               500           4,500               -            5,000
Net loss for the year                                   -                 -               -         (74,471)         (74,471)
                                             --------------   ---------------   ------------   -------------    --------------

Balance, April 30, 2001                        23,052,610            23,052         264,804        (394,365)        (106,509)
Net loss for the year                                   -                 -               -         (77,816)         (77,816)
                                             --------------   ---------------   ------------   -------------    --------------

Balance, April 30, 2002                        23,052,610            23,052         264,804        (472,181)        (184,325)
Net loss for the period                                 -                 -               -         (19,052)         (19,052)
                                             --------------   ---------------   ------------   -------------    --------------

Balance, July 31, 2002                         23,052,610     $      23,052     $   264,304    $    491,233     $   (203,377)
                                             ==============   ================  ============   =============    ==============








                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------

Note 1    Interim Reporting
          -----------------

          While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2002 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's April 30, 2002 annual financial statements.

Note 2    Continuance of Operations
          -------------------------

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at July 31, 2002, the Company had a working capital deficiency of $203,377, which is not sufficient to meet its planned business objectives or to fund oil and gas property, acquisition, exploration and development expenditures and ongoing operations. The Company has accumulated losses of $203,377 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3    Commitment
          ----------

          Pioneer Canal Project

          By an option agreement dated November 27, 1998, the Company acquired from a company having a director in common the option to earn a 12% and 13% working interest respectively in two wells in the Pioneer Canal Project located in Kern County, California, USA.

          To acquire the option, the Company paid $45,000 plus a finders fee of $25,000. To exercise the option, the Company must pay $750,000 by December 31, 2001. By extension letters dated December 31, 2001 and June 25, 2002, the exercise date has been extended indefinitely until terminated in writing with thirty (30) days notice.

Note 4    Subsequent Event
          ----------------

          Subsequent to July 31, 2002, the Company issued 1,000,000 common shares at $0.15 per share pursuant to a share subscription.

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

We generated no revenues during the three months ended July 31, 2002 and we have recorded a net loss of $19,052 compared to a net loss of $19,034 for the three months ended July 31, 2001.

General and Administrative Expenses for both periods were approximately equal and there was no revenues, therefore the net loss for both periods were approximately the same. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

We cannot predict when, and if, we will realize revenue.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2002, we had a working capital deficit of $203,377 compared to a deficit of $184,325 at April 30, 2002. We have been financing our operations primarily from related-party cash advances and through private equity subscriptions. We have arranged with our directors to fund ongoing operating costs, except for management fees due to Allen Sewell. Allen Sewell has agreed to defer payment of management fees until such time as we carry out a subsequent financing. We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations. There is no guarantee that we will be successful in arranging the required financing.

Plan of Operation
-----------------

We have not received revenue from operations during the three months ended July 31, 2002. We currently do not have any cash reserves, which, even given our lack of business activities, will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report. We intend to raise additional financing through private offerings of our Common Stock. We will offer such stock for sale only after we have identified a viable business opportunity. We will use the capital raised from such activities to finance future business activities.

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

Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not materially exposed to foreign currency and interest rate changes as we deal primarily in U.S. dollars.

We do not currently hedge the foreign currency exposure. We intend to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis.

                          PART II - OTHER INFORMATION


Item 1    LEGAL PROCEEDINGS.

None.


Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 1999, we received and accepted a subscription of $15,000 for 1,000,000 shares of our common stock, which subscription was from an offshore investor. The certificates evidencing and representing those 1,000,000 shares were delivered in September 2002. As we received the consideration for those 1,000,000 shares in September 1999, the holding period for those shares commenced in that month. Therefore, as the holder of those shares is not an affiliate or control person of the company, pursuant to Rule 144, those shares should be considered to be not restricted.

The proceeds from this private offering were used for paying general and administrative expenses.

We are an oil and gas exploration and development company and we do not have a dividend policy and we do not anticipate paying dividends in the foreseeable future.


Item 3    DEFAULTS UPON SENIOR SECURITIES.

None.


Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


Item 5    OTHER INFORMATION.

On August 12, 2002, a group of shareholders representing more than two-thirds of our issued and outstanding common shares took the following actions by consent:
a) the size of the board of directors was decreased from five to three; and b) Nick De Cotiis and Don De Cotiis were removed as our directors.

We are in negotiations with several entities regarding additional financing for the company. We can provide no assurance or guarantee that we will be able to acquire any additional financing.


Item 6    EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the three months ended July 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 12, 2002

HERRIMEN OIL & GAS INC.




By:  /s/ Allen Sewell


Allen Sewell
President, Director