Form 10QSB
period 2002-10-31
HERRIMEN OIL & GAS INC
filed 2002-12-12
CIK 1080036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002

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

There were 24,052,610 common shares outstanding of as of December 11, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements

GENERAL

Herrimen Oil & Gas Inc.'s (the "Company's") unaudited financial statements for the six months ended October 31, 2002 are included with this Form 10-QSB. The unaudited financial statements for the six months ended October 31, 2002 include:

     (a)  Balance Sheets as of October 31, 2002 and April 30, 2002;
     (b) Statements of Operations - for the three month and six month periods ended October 31, 2002 and 2001, and for the period from November 24, 1998 (date of inception of exploration stage) to October 31, 2002;
     (c) Statements of Cash Flows - for the three month and six month periods ended October 31, 2002 and 2001, and for the period from November 24, 1998 (date of inception of exploration stage) to October 31, 2002;
     (d) Statement of Stockholders' Equity (Deficiency) - for the period from November 24, 1998 (date of inception of exploration stage) to October 31, 2002;
     (e)  Notes to the Financial Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       October 31, 2002 and April 30, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                (Unaudited)         (Audited)
                                                                October 31,          April 30,
                                     ASSETS                        2002                2002
                                     ------                        ----                ----
Current
   Prepaid expenses                                          $          883      $            -
                                                             ================    ================

                                   LIABILITIES
                                   -----------
Current
   Bank overdraft                                            $            3      $            6
   Accounts payable                                                 186,117             150,303
   Advances payable                                                  21,266              34,016
                                                             ----------------    ----------------
                                                                    207,386             184,325
                                                             ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Capital stock
   Common stock, $0.001 par value
     50,000,000 authorized
     24,052,610 outstanding                                          24,052              23,052
Paid-in capital                                                     278,804             264,804
Deficit accumulated during the exploration stage                   (509,359)           (472,181)
                                                             ----------------    ----------------
                                                                   (206,503)           (184,325)
                                                             ----------------    ----------------
                                                             $          883      $            -
                                                             ================    ================















                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                   for the three and six months ended October
               31, 2002 and 2001, and the period from November 24,
                  1998 (Date of Inception of Exploration Stage)
                               to October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                              November 24,
                                                                                                             1998 (Date of
                                                                                                              Inception of
                                                                                                            the Exploration
                                                  Three months ended               Six months ended            Stage) to
                                                      October 31,                     October 31,             October 31,
                                                 2002            2001            2002            2001             2002
                                                 ----            ----            ----            ----             ----
General and Administrative
 Expenses
   Administration fees                      $           -   $           -   $           -   $           -    $        14,527
   Amortization                                         -             298               -             596              4,990
   Audit and accounting                             1,207           2,533           3,901           6,916             26,309
   Consulting fees                                  1,863             888           4,138           2,163             10,013
   Cost recovery                                        -               -               -               -             (4,000)
   Filing fees                                        325           1,904             735           1,904              7,374
   Legal fees                                       1,980             850           2,640           1,080             48,189
   Management fees                                 12,000          12,000          24,000          24,000            192,000
   Office and miscellaneous                           319           1,043             420           1,130             11,763
   Promotion                                            -               -               -               -             35,953
   Rent                                                 -               -               -               -              1,432
   Telephone                                            -               -               -               -              3,050
   Transfer agent                                     432             312           1,344           1,073              8,983
   Travel and auto                                      -               -               -               -             23,466
                                            --------------  --------------  --------------  --------------   ----------------

Loss before the following                         (18,126)        (19,828)        (37,178)        (38,862)          (384,049)
   Abandonment of capital assets                        -               -               -               -             (6,773)
   Exploration and development
    expenses                                            -               -               -               -            (34,037)
   Oil and gas property acquisition
    costs                                               -               -               -               -            (84,500)
                                            --------------  --------------  --------------  --------------   ----------------

Net loss for the period                     $     (18,126)  $     (19,828)  $     (37,178)  $     (38,862)   $      (509,359)
                                            ==============  ==============  ==============  ==============   ================

Basic loss per share                        $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
                                            ==============  ==============  ==============  ==============

Weighted average number of shares
 outstanding                                   23,329,784      23,052,610      23,329,784      23,052,610
                                            ==============  ==============  ==============  ==============



                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
          for the three and six months ended October 31, 2002 and 2001, and the period from November 24, 1998 (Date of Inception of
                     Exploration Stage) to October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                                November 24,
                                                                                                                1998 (Date of
                                                                                                                Inception of
                                                                                                               the Exploration
                                                  Three months ended                Six months ended              Stage) to
                                                     October 31,                       October 31,               October 31,
                                                2002             2001             2002             2001             2002
                                                ----             ----             ----             ----             ----
Cash Flows provided by (used in)
 Operating Activities
  Net loss for the period                  $     (18,126)   $     (19,828)   $     (37,178)   $     (38,862)   $     (509,359)
  Add: items not affecting cash
   Abandonment of capital assets                       -                -                -                -             6,773
   Amortization                                        -              298                -              596             4,990
  Change in non-cash working
   capital items related to operations
   Accounts payable                               17,460           17,021           35,814           35,441           186,117
   Advances payable                                2,050            1,000            2,250            1,000            36,266
   Prepaid expenses                                 (883)               -             (883)               -              (883)
                                           --------------   --------------   --------------   --------------   ---------------

Cash provided by (used in)
operating activities                                 501           (1,509)               3           (1,825)         (276,096)
                                           --------------   --------------   --------------   --------------   ---------------
Cash Flows provided by
 Financing Activities
  Common stock issued                                  -                -                -                -           287,856
                                           --------------   --------------   --------------   --------------   ---------------
Cash flow provided by
 financing activities                                  -                -                -                -           287,856
                                           --------------   --------------   --------------   --------------   ---------------
Cash Flows provided by (used in)
 Investing Activities
  Acquisition of capital assets                        -                -                -                -           (11,763)
                                           --------------   --------------   --------------   --------------   ---------------
Cash used in investing activities                      -                -                -                -           (11,763)
                                           --------------   --------------   --------------   --------------   ---------------




                                                                     .../Cont'd.



                             SEE ACCOMPANYING NOTES






                             HERRIMEN OIL & GAS INC.                   Continued
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
          for the three and six months ended October 31, 2002 and 2001, and the period from November 24, 1998 (Date of Inception of
                     Exploration Stage) to October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                                November 24,
                                                                                                                1998 (Date of
                                                                                                                Inception of
                                                                                                               the Exploration
                                                  Three months ended                Six months ended              Stage) to
                                                     October 31,                       October 31,               October 31,
                                                2002             2001             2002             2001             2002
                                                ----             ----             ----             ----             ----

Net increase (decrease) in cash
 during the period                                   501           (1,509)               3           (1,825)               (3)

Cash (bank overdraft), beginning of
 the period                                         (504)           2,051               (6)           2,367                 -
                                           --------------   --------------   --------------   --------------   ---------------

Cash (bank overdraft), end of the
 period                                    $          (3)   $         542    $          (3)   $         542    $           (3)
                                           ==============   ==============   ==============   ==============   ===============
Supplemental disclosure of cash
 flow information
   Cash paid for
     Interest                              $           -    $           -    $           -    $           -    $            -
                                           ==============   ==============   ==============   ==============   ===============
     Income taxes                          $           -    $           -    $           -    $           -    $            -
                                           ==============   ==============   ==============   ==============   ===============

Non-cash Transaction - Note 4

















                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             for the period November 24, 1998 (Date of Inception of
                     Exploration Stage) to October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                 Deficit
                                                                                               Accumulated
                                                      Common Shares            Additional       During the
                                             ------------------------------      Paid-in       Exploration
                                                 Number         Par Value        Capital          Stage           Total
                                             --------------   -------------   -------------   -------------   -------------

Stock issued pursuant to private
 placement agreements          - at $0.001       2,000,000    $      2,000    $          -    $          -    $      2,000
                               - at $0.015      13,274,277          13,274         185,840               -         199,114
                               - at $0.02          333,333             333           6,334               -           6,667
                               - at $0.50           40,000              40          19,960               -          20,000
                               - at $0.015       1,125,000           1,125          15,750               -          16,875
                                             --------------   -------------   -------------   -------------   -------------

                                                16,772,610          16,772         227,884               -         244,656
Net loss for the period                                  -               -               -        (184,872)       (184,872)
                                             --------------   -------------   -------------   -------------   -------------

Balance, April 30, 1999                         16,772,610          16,772         227,884        (184,872)         59,784

Stock rescission               - at $0.50          (40,000)            (40)        (19,960)              -         (20,000)
Stock subscriptions            - at $0.01        5,820,000           5,820          52,380               -          58,200
Net loss for the year                                    -               -               -        (135,022)       (135,022)
                                             --------------   -------------   -------------   -------------   -------------

Balance, April 30, 2000                         22,552,610          22,552         260,304        (319,894)         37,038

Stock subscriptions            - at $0.01          500,000             500           4,500               -           5,000
Net loss for the year                                    -               -               -         (74,471)        (74,471)
                                             --------------   -------------   -------------   -------------   -------------

Balance, April 30, 2001                         23,052,610          23,052         264,804        (394,365)       (106,509)
Net loss for the year                                    -               -               -         (77,816)        (77,816)
                                             --------------   -------------   -------------   -------------   -------------

Balance, April 30, 2002                         23,052,610          23,052         264,804        (472,181)       (184,325)
Stock subscriptions            - at $0.015       1,000,000           1,000          14,000               -          15,000
Net loss for the period                                  -               -               -         (37,178)        (37,178)
                                             --------------   -------------   -------------   -------------   -------------

Balance, October 31, 2002                       24,052,610    $     24,052    $    278,804    $   (509,359)   $   (206,503)
                                             ==============   =============   =============   =============   =============







                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                October 31, 2002
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


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

Note 2    Continuance of Operations
          -------------------------

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at October 31, 2002, the Company had a working capital deficiency of $206,503, which is not sufficient to meet its planned business objectives or to fund oil and gas property, acquisition, exploration and development expenditures and ongoing operations. The Company has accumulated losses of $509,359 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

                             Herrimen Oil & Gas Inc.
                         (An Exploration Stage Company)
                    Notes to the Interim Financial Statements
                                October 31, 2002
                                   (Unaudited)
                         (Stated in US Dollars) - Page 2
                          --------------------


Note 4    Non-cash Transaction
          --------------------

          Operating and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the six months ended October 31, 2002, the Company issued
          1,000,000 common shares at $0.015 per share pursuant to a share subscription agreement. Consideration for this share subscription totalling $15,000 was advanced to the Company as loan proceeds during the year ended April 30, 2000. This transaction was excluded from the statement of cash flows.

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

We generated no revenues during the six months ended October 31, 2002 and we have recorded a net loss of $37,178 compared to a net loss of $38,862 for the six months ended October 31, 2001.

General and Administrative Expenses for during the six months ended October 31, 2002 were $37,178 compared to $38,862 for the six months ended October 31, 2001; there was no revenues for either period, therefore the net loss for both periods were approximately the same. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

We cannot predict when, and if, we will realize revenue.

Liquidity and Capital Resources
-------------------------------

As of October 31, 2002, we had a working capital deficit of $206,503 compared to a deficit of $184,325 at April 30, 2002. We have been financing our operations primarily from related-party cash advances and through private equity subscriptions. We have arranged with our directors to fund ongoing operating costs, except for management fees due to Allen Sewell. Allen Sewell has agreed to defer payment of management fees until such time as we carry out a subsequent financing. We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations. There is no guarantee that we will be successful in arranging the required financing.

Plan of Operation
-----------------

We have not received revenue from operations during the six months ended October 31, 2002. We currently do not have any cash reserves, which, even given our lack of business activities, will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report. We intend to raise additional financing through private offerings of our Common Stock. We will offer such stock for sale only after we have identified a viable business opportunity. We will use the capital raised from such activities to finance future business activities.

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

PART II - OTHER INFORMATION
---------------------------


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

There were no reports filed on Form 8-K during the second quarter ended October 31, 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 11, 2002


HERRIMEN OIL & GAS INC.




By:  /s/ Allen Sewell

Allen Sewell
President, Director

                                 CERTIFICATIONS

I, Allen Sewell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Herrimen Oil & Gas
Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 11, 2002
                                              /s/ Allen Sewell
                                              ----------------------------------
                                              Allen Sewell, President

                                 CERTIFICATIONS

I, Graeme Sewell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Herrimen Oil & Gas
Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 11, 2002
                                              /s/ Graeme Sewell
                                              ----------------------------------
                                              Graeme Sewell, CFO