Form 10QSB
period 2003-01-31
HERRIMEN OIL & GAS INC
filed 2003-03-24
CIK 1080036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

There were 25,052,610 common shares outstanding of as of March 21, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.     Financial Statements
--------------------------------

GENERAL

Herrimen Oil & Gas Inc.'s (the "Company's") audited financial statements for the nine months ended January 31, 2003 are included with this Form 10-QSB. The audited financial statements for the nine months ended January 31, 2003 include:

     (a)  Balance Sheets as of January 31, 2003 and April 30, 2002;
     (b) Statements of Operations - for the nine months ended January 31, 2003 and 2002, and for the period from November 24, 1998 (date of inception of exploration stage) to January 31, 2003;
     (c) Statements of Cash Flows - for the nine months ended January 31, 2003 and 2002, and for the period from November 24, 1998 (date of inception of exploration stage) to January 31, 2003;
     (d) Statement of Stockholders' Equity (Deficiency) - for the period from November 24, 1998 (date of inception of exploration stage) to January 31, 2003;
     (e)  Notes to the Financial Statements

The audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2003 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

                             HERRIMEN OIL & GAS INC.
                             -----------------------

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                January 31, 2003

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       January 31, 2003 and April 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                       (Unaudited)          (Audited)
                                                       January 31,          April 30,
                                                           2003                2002
                                                     ----------------    ----------------
                                     ASSETS
                                     ------
Current
   Cash                                              $          237      $            -
   Prepaid expense                                              883                   -
                                                     ----------------    ----------------
                                                     $        1,120      $            -
                                                     ================    ================

                                   LIABILITIES
                                   -----------
Current
   Bank overdraft                                    $            -      $            6
   Accounts payable                                         211,616             150,303
   Advances payable - Note 5                                 22,266              34,016
                                                     ----------------    ----------------
                                                            233,882             184,325
                                                     ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Capital stock
  Common stock, $0.001 par value
   50,000,000 authorized
   24,052,610 outstanding                                    24,052              23,052
Paid-in capital                                             278,804             264,804
Deficit accumulated during the exploration stage          ( 535,618)          ( 472,181)
                                                     ----------------    ----------------

                                                          ( 232,762)          ( 184,325)
                                                     ----------------    ----------------

                                                     $        1,120      $            -
                                                     ================    ================













                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         for the three and nine months ended January 31, 2003 and 2002, and the period from November 24, 1998 (Date of Inception of Exploration Stage)
                               to January 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                                              November 24,
                                                                                                             1998 (Date of
                                                                                                              Inception of
                                                                                                            the Exploration
                                              Three months ended                 Nine months ended             Stage) to
                                                  January 31,                       January 31,               January 31,
                                             2003             2002             2003             2002              2003
                                        --------------   --------------   --------------   --------------   ----------------
General and Administrative Expenses
   Administration fees                  $           -    $           -    $           -    $           -    $       14,527
   Amortization                                     -              300                -              896             4,990
   Audit and accounting fees                    1,471              574            5,372            7,490            27,780
   Consulting fees                              1,712              662            5,850            2,825            11,725
   Cost recovery                                    -                -                -                -         (   4,000)
   Filing fees                                    305              550            1,040            2,454             7,679
   Interest expense                             9,160                -            9,160                -             9,160
   Legal fees                                     750                -            3,390              230            48,939
   Management fees                             12,000           12,000           36,000           36,000           204,000
   Office and miscellaneous                        98              189              518            2,169            11,861
   Promotion                                        -                -                -                -            35,953
   Rent                                             -                -                -                -             1,432
   Telephone                                        -                -                -                -             3,050
   Transfer agent                                 763              741            2,107            1,814             9,746
   Travel and auto                                  -                -                -                -            23,466
                                        --------------   --------------   --------------   --------------   ----------------
Loss before other                            ( 26,259)       (  15,016)       (  63,437)       (  53,878)        ( 410,308)
Other
   Abandonment of capital assets                    -                -                -                -         (   6,773)
   Exploration and development
    expenses                                        -                -                -                -         (  34,037)
   Oil and gas property acquisition
    costs                                           -                -                -                -         (  84,500)
                                        --------------   --------------   --------------   --------------   ----------------
Net loss for the period                 $   (  26,259)   $   (  15,016)   $   (  63,437)   $   (  53,878)   $    ( 535,618)
                                        ==============   ==============   ==============   ==============   ================

Basic loss per share                    $    (   0.00)   $    (   0.00)   $    (   0.00)   $    (   0.00)
                                        ==============   ==============   ==============   ==============
Weighted average number of shares
 outstanding                               23,668,989       23,052,610       23,668,989       23,052,610
                                        ==============   ==============   ==============   ==============



                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
         for the three and nine months ended January 31, 2003 and 2002, and the period from November 24, 1998 (Date of Inception of Exploration Stage)
                               to January 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                                                 November 24,
                                                                                                                1998 (Date of
                                                                                                                 Inception of
                                                                                                               the Exploration
                                                 Three months ended                 Nine months ended             Stage) to
                                                     January 31,                       January 31,               January 31,
                                                2003             2002             2003             2002              2003
                                           --------------   --------------   --------------   --------------   ----------------
Cash Flows provided by (used in)
 Operating Activities
   Net loss for the period                 $    ( 26,259)   $    ( 15,016)   $    ( 63,437)   $    ( 53,878)   $    ( 535,618)
   Add: items not affecting cash
     Abandonment of capital assets                     -                -                -                              6,773
     Amortization                                      -              300                -              896             4,990
   Change in non-cash working capital
    balances related to operations
     Accounts payable                             25,499           12,048           61,313           47,489           211,616
     Advances payable                              1,000            2,156            3,250            3,156            37,266
     Prepaid expenses                                  -                -         (    883)               -         (     883)
                                           --------------   --------------   --------------   --------------   ----------------
Net cash provided by (used in)
 operating activities                                240         (    512)             243         (  2,337)        ( 275,856)
                                           --------------   --------------   --------------   --------------   ----------------
Cash Flows from Financing Activity
   Common stock issued                                 -                -                -                -           287,856
                                           --------------   --------------   --------------   --------------   ----------------
Net cash from financing activity                       -                -                -                -           287,856
                                           --------------   --------------   --------------   --------------   ----------------
Cash Flows from (used in) Investing
 Activity
   Acquisition of capital assets                       -                -                -                -         (  11,763)
                                           --------------   --------------   --------------   --------------   ----------------
Net cash used in investing activity                    -                -                -                -         (  11,763)
                                           --------------   --------------   --------------   --------------   ----------------
Net increase (decrease) in cash during
 the period                                          240         (    512)             243         (  2,337)              237

Cash (bank overdraft), beginning of
 the period                                     (      3)             542         (      6)           2,367                 -
                                           --------------   --------------   --------------   --------------   ----------------
Cash, end of the period                    $         237    $          30    $         237    $          30    $          237
                                           ==============   ==============   ==============   ==============   ================

                                                                                                                    .../Cont'd.

                             SEE ACCOMPANYING NOTES



                                                                       Continued


                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
         for the three and nine months ended January 31, 2003 and 2002, and the period from November 24, 1998 (Date of Inception of Exploration Stage)
                               to January 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                                                 November 24,
                                                                                                                1998 (Date of
                                                                                                                 Inception of
                                                                                                               the Exploration
                                                 Three months ended                 Nine months ended             Stage) to
                                                     January 31,                       January 31,               January 31,
                                                2003             2002             2003             2002              2003
                                           --------------   --------------   --------------   --------------   ----------------
Supplemental disclosure of cash flow
information:
   Cash paid for:
     Interest                              $           -    $           -    $           -    $           -    $            -
                                           ==============   ==============   ==============   ==============   ================

     Income taxes                          $           -    $           -    $           -    $           -    $            -
                                           ==============   ==============   ==============   ==============   ================



Non-cash Transaction - Note 4

























                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period November 24, 1998 (Date of Inception of Exploration Stage)
                               to January 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                                       Deficit
                                                                                                     Accumulated
                                                       Common Shares                Additional        During the
                                              --------------------------------       Paid-in         Exploration
                                                    #             Par Value          Capital            Stage             Total
                                              --------------    --------------    --------------    --------------    --------------

Stock issued pursuant to private
 placement agreements          - at $0.001        2,000,000     $       2,000     $           -     $           -     $       2,000
                               - at $0.015       13,274,277            13,274           185,840                 -           199,114
                               - at $0.02           333,333               333             6,334                 -             6,667
                               - at $0.50            40,000                40            19,960                 -            20,000
                               - at $0.015        1,125,000             1,125            15,750                 -            16,875
                                              --------------    --------------    --------------    --------------    --------------
                                                 16,772,610            16,772           227,884                 -           244,656
Net loss for the period                                   -                 -                 -         ( 184,872)        ( 184,872)
                                              --------------    --------------    --------------    --------------    --------------
Balance, April 30, 1999                          16,772,610            16,772           227,884         ( 184,872)           59,784

Stock rescission               - at $0.50        (   40,000)        (      40)        (  19,960)                -         (  20,000)
Stock subscriptions            - at $0.01         5,820,000             5,820            52,380                 -            58,200
Net loss for the year                                     -                 -                 -         ( 135,022)        ( 135,022)
                                              --------------    --------------    --------------    --------------    --------------
Balance, April 30, 2000                          22,552,610            22,552           260,304         ( 319,894)        (  37,038)

Stock subscriptions            - at $0.01           500,000               500             4,500                 -             5,000
Net loss for the year                                     -                 -                 -         (  74,471)        (  74,471)
                                              --------------    --------------    --------------    --------------    --------------
Balance, April 30, 2001                          23,052,610            23,052           264,804         ( 394,365)        ( 106,509)
Net loss for the year                                     -                 -                 -         (  77,816)        (  77,816)
                                              --------------    --------------    --------------    --------------    --------------
Balance, April 30, 2002                          23,052,610            23,052           264,804         ( 472,181)        ( 184,325)
Stock subscriptions - at $0.015                   1,000,000             1,000            14,000                 -            15,000
Net loss for the period                                   -                 -                 -         (  63,437)        (  63,437)
                                              --------------    --------------    --------------    --------------    --------------
Balance, January 31, 2003                        24,052,610     $      24,052     $     278,804     $   ( 535,618)    $   ( 232,762)
                                              ==============    ==============    ==============    ==============    ==============






                             SEE ACCOMPANYING NOTES

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                January 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------



Note 1    Interim Reporting
          -----------------

          While the information presented in the accompanying interim nine months financial statement is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2002 annual financial statements. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2002 annual financial statements.

Note 2    Continuance of Operations
          -------------------------

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at January 31, 2003, the Company had a working capital deficiency of $232,762, which is not sufficient to meet its planned business objectives or to fund oil and gas property, acquisition, exploration and development expenditures and ongoing operations. The Company has accumulated losses of $535,618 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3    Commitment
          ----------

          Pioneer Canal Project

          By an option agreement dated November 27, 1998, the Company acquired from a company having a director in common the option to earn a 12% and 13% working interest respectively in two wells in the Pioneer Canal Project located in Kern County, California, USA.

          To acquire the option, the Company paid $45,000 plus a finders fee of $25,000. To exercise the option, the Company must pay $750,000 by December 31, 2001. By extension letters dated December 31, 2001 and June 25, 2002, the exercise date has been extended indefinitely until terminated in writing with thirty days notice.

                             HERRIMEN OIL & GAS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                January 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------



Note 4    Non-cash Transaction
          --------------------

          Operating and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.
          During the nine months ended January 31, 2003, the Company issued 1,000,000 common shares at $0.015 per share pursuant to a share subscription agreement. Consideration for this share subscription totalling $15,000 was advanced to the Company as loan proceeds during the year ended April 30, 2000. This transaction was excluded from the statement of cash flows.

Note 5    Subsequent Events
          -----------------

          a) Subsequent to January 31, 2003, the Company issued 1,000,000 common shares at $0.015 per share pursuant to a share subscription agreement. Consideration for this share subscription totalling $15,000 was advanced to the Company as loan proceeds during the year ended April 30, 2002.

          b)   Subsequent  to  January  31,  2003,   the  Company   proposed  to
               consolidate its common stock on a 150:1 basis. The Company is also proposing to change its name to Boundaries Capital, Inc. Documents for these changes have been submitted to all regulatory bodies.

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
            RESULTS OF OPERATIONS.
            ----------------------

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

We generated no revenues during the nine months ended January 31, 2003 and we have recorded a net loss of $63,437 compared to a net loss of $53,878 for the nine months ended January 31, 2002.

General and Administrative Expenses as well as the for the nine months ended January 31, 2003 were $63,437 compared to $53,878 for the nine months ended January 31, 2002.

We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

We cannot predict when, and if, we will realize revenue.

Liquidity and Capital Resources
-------------------------------

As of January 31, 2003, we had a working capital deficit of $232,762 compared to a deficit of $184,325 at April 30, 2002. We have been financing our operations primarily from related-party cash advances and through private equity subscriptions. We have arranged with our directors to fund ongoing operating costs, except for management fees due to Allen Sewell. Allen Sewell has agreed to defer payment of management fees until such time as we carry out a subsequent financing. We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations. There is no guarantee that we will be successful in arranging the required financing.

Plan of Operation
-----------------

We have not received revenue from operations during the nine months ended January 31, 2003. We currently do not have any cash reserves, which, even given our lack of business activities, will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report. We intend to raise additional financing through private offerings of our Common Stock. We will use the capital raised to finance future business activities.

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

Item 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-----------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1      LEGAL PROCEEDINGS.
------------------------------

None.

Item 2      CHANGES IN SECURITIES AND USE OF PROCEEDS.
------------------------------------------------------

In August 1999, we received and accepted a subscription of $15,000 for 1,000,000 shares of our common stock, which subscription was from a Canadian investor. The certificates evidencing and representing those 1,000,000 shares were delivered in March 2003. The holder of these shares is a control person of the company, pursuant to Rule 144, those shares should be considered to be restricted.

The proceeds from this private offering were used for paying general and administrative expenses.

We are an oil and gas exploration and development company and we do not have a dividend policy and we do not anticipate paying dividends in the foreseeable future.

Item 3      DEFAULTS UPON SENIOR SECURITIES.
--------------------------------------------

None.

Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
----------------------------------------------------------------

None.

Item 5      OTHER INFORMATION.
------------------------------

Our board of directors approved a name change and reverse stock split via a directors' consent resolution, which will become effective as of March 24, 2003. Shareholder approval of the name change and reverse stock split was granted by way of a shareholder consent resolution dated February 25, 2003 representing the majority of the issued and outstanding common shares of the company, also to become effective on March 24, 2003.

Our articles of incorportion are being amended to change our name from Herrimen Oil & Gas Inc. to Boundaries Capital, Inc. Also, on the amendment of the articles of incorporation, every one hundred fifty (150) issued and outstanding shares of the company shall be reverse split and consolidated into one (1) issued and outstanding share of the company.

Item 6      EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------

99.1     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the third quarter ended January 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003

HERRIMEN OIL & GAS INC.



By:  /s/ Allen Sewell

Allen Sewell
President, Director

                                 CERTIFICATIONS
                                 --------------

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

Date:  March 21, 2003

                              /s/ Allen Sewell
                              --------------------------
                              Allen Sewell, President

                                 CERTIFICATIONS
                                 --------------

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

Date:  March 21, 2003
                              /s/ Graeme Sewell
                              ----------------------------
                              Graeme Sewell, CFO