Form 10KSB
period 2003-04-30
BOUNDARIES CAPITAL INC
filed 2003-07-29
CIK 1080036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______________ to _______________

          Commission file number 0-33065
                                 -------

                            Boundaries Capital, Inc.
                            ------------------------
                          Name of Small Business Issuer

            Nevada                                               98-0216152
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     Suite 460, 789 West Pender Street
        Vancouver, British Columbia                                 V6C 1H2
-------------------------------------------                       ----------
 (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:   (604) 646-6904
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended April 30, 2003.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 25, 2003, based on the closing trading price of the day of $0.10 for the issuer's Common Shares, $0.001 par value (the "Common Shares") was $551,485.

The number of shares outstanding of the issuer's common equity, as of July 25, 2003, was 10,521,521.

Transitional Small Business Disclosure Format (Check one):  Yes       No  X
                                                               -----    -----

(begin boldface)
Certain statements in this Annual Report on Form 10-KSB, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Boundaries Capital, Inc., a Nevada corporation (referred to in this Report as "we," "us" or "our,") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the SEC, reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."
(end boldface)


                                     PART I
                                     ------

Item 1.  Description of Business.
         ------------------------

History and Organization:
-------------------------

We are a corporation organized under the laws of the State of Nevada on November 24, 1998, to explore and develop or participate in the exploration and development of oil and gas properties in California. We were incorporated under the name "Herrimen Oil & Gas Inc." and our articles were amended on April 2, 2003 to change our name to "Boundaries Capital, Inc." Please refer to Exhibit 2
(ii) to view our Certificate of Amendment to our Articles of Incorporation.

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

Risk Factors
------------

Limited Operating History; Development Stage Company. We were incorporated under
-----------------------------------------------------
the laws of Nevada on November 24, 1998, and therefore have a limited operating history. For the period from inception to April 30, 2002, we have incurred a net loss of $564,535. We face all of the risks inherent in a new business. In addition, we can only provide limited historical information and financial data about our operations upon which a prospective investor can make an informed decision as to our future prospects. Estimates with respect to the proved reserves and level of future production attributable to wells in which we may participate are difficult to determine and there can be no assurance as to the volume of recoverable reserves that will be realized from such wells. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. Our future financial results will depend primarily on our ability to participate in properties which result in the production of hydrocarbons in commercial quantities and on the market prices for oil and natural gas. There can be no assurance that we will achieve or sustain profitability or positive cash flows from operating activities in the future.

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

Several members of the Sewell family control Brothers. The directors of Brothers are Allen Sewell and Michael Sewell. Michael Sewell is Allen Sewell's son and Graeme Sewell's brother. Allen Sewell and Graeme Sewell are two of our directors. Brothers' shareholders are Allen Sewell, his sons Michael Sewell and Brian Sewell, and Nathan Nock, who is Allen Sewell's step-son. As such, our execution of the Option Agreement with Brothers was not an arm's-length transaction with a non-affiliate. While Allen Sewell has a fiduciary duty to deal fairly with us and our shareholders, there is no guarantee that the terms of the transaction were similar to what we would have received in an arms' length transaction with a non-affiliate.

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

Item 2.  Description of Property.
         ------------------------

The significant properties in which we have an interest are described below.

OFFICE
------

We occupy an office of approximately 680 square feet at 789 West Pender Street, Suite 460, Vancouver, British Columbia, Canada. Management believes that such offices will be satisfactory during the near term for the conduct of business. We share this office with several other public companies with some directors and officers in common.

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

The Lessees subsequently entered into an agreement (the "Farmout") dated September 15, 1997 between Vaughan and others as Farmout, and Elk Slough Partners ("Elk") as Farmee, pursuant to which Elk paid for and drilled an initial test well (the "#18R-3") on the Property. In consideration for the drilling of the #18R-3, Elk earned a 75% working interest ("Elk's Interest") in the #18R-3 and any subsequent wells drilled on the Property. Pursuant to the Farmout, Brothers acquired a 9% working interest ("Brothers' Interest") after payout in the #18R-3.

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

Summary
-------

To date on the Property, the #18R-3 has been drilled as an initial test well and the #61-9 and the #12-10 have been drilled as development wells. By virtue of the Lease, Farmout, First Goldwater and Pasco Agreements, Brothers has a 13% after payout working interest in the Property. By exercising the Option, we could acquire a 13% after payout working interest.

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

The #18R-3 has produced 49,864 barrels of 37-gravity oil since first production in December 1997 through April 30, 2003. It has a current average production rate of 11 barrels of oil per day and 32 barrels of water per day through the use of a pump. The most recent crude price which Production Specialties has received for this gravity oil is $25.96 per barrel.

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

The following information is a summary of and is based upon a brief geological status update on the status of the #61-9 provided to us on June 23, 1999 by Jeffrey K. Vaughan:

As April 30, 2003, the #61-9 has produced 79,982 barrels of 37-gravity oil per day. Currently, natural gas is being produced as a by-product of oil production and is being delivered to EOTT through a pipeline partially financed by EOTT. The Pioneer Canal partners are not entitled to any revenues from gas sales until EOTT receives their capital cost. After the current deliverability of 50 mcf/day we do not expect that the pipeline will ever amortize its capital cost, therefore there will be no revenues to the project.

The well was originally completed from the Middle Stevens (horizontal) interval below 9,700 feet which swab tested at rates up to 600 barrels of oil per day. That zone was not capable of flowing on its own and the Upper Stevens interval from 8,965 to 8,978 feet was perforated and added or co-mingled with the Middle Stevens zone.

After perforating the Upper Stevens interval, the well flowed (and produced) at rates up to 206 barrels per day. The well went into production on February 6th, 1999 and is still currently flowing on pump at an average rate of 31 barrels of oil per day and 24 barrels of water per day.

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

Item 3.  Legal Proceedings.
         ------------------

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matters were submitted to a vote of our security holders during the fiscal year ended April 30, 2003 at a shareholder meeting. However, shareholders did vote for several matters by way of consent resolutions.

On August 12, 2002, a group of shareholders representing more than two-thirds of our issued and outstanding common shares took the following actions by consent:
a) the size of the board of directors was decreased from five to three; and b) Nick De Cotiis and Don De Cotiis were removed as our directors.

Our board of directors approved a name change and reverse stock split via a directors' consent resolution, which became effective March 24, 2003. Shareholder approval of the name change and reverse stock split was granted by way of a shareholder consent resolution dated February 25, 2003 representing the majority of our issued and outstanding common shares, which also became effective March 24, 2003. Every one hundred fifty (150) issued and outstanding shares of the company were reverse split and consolidated into one (1) issued and outstanding share of the company.


                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Reports to Security Holders.
----------------------------

As of July 25, 2003, our authorized capital stock consisted of 50,000,000 shares of Common Stock, par value $0.001 per share, or the Common Stock. As of July 25 2003, there were issued and outstanding 10,521,521 shares of Common.

We are a reporting company with the SEC. We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "BDRC". The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The first trade of our Common Stock on the Bulletin Board occurred in May 2002. The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                           High          Low
                                           ----          ---
Year Ending April 30, 2003

Fourth Quarter*                          $   0.40     $   0.002
Third Quarter                            $   0.10     $   0.02
Second Quarter                           $   0.40     $   0.07
First Quarter                            $   0.25     $   0.20

* Our common shares were reverse split on a 150 old to 1 new basis on March 24, 2003.

In August 1999, we received and accepted a subscription of $15,000 for 1,000,000 shares of our common stock, which subscription was from a Canadian investor. The certificates evidencing and representing those 1,000,000 restricted shares were delivered in March 2003.

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

Our board of directors approved a name change and reverse stock split via a directors' consent resolution, which became effective March 24, 2003. Shareholder approval of the name change and reverse stock split was granted by way of a shareholder consent resolution dated February 25, 2003 representing the majority of our issued and outstanding common shares, which also became effective March 24, 2003.

Our articles of incorporation were amended to change our name from Herrimen Oil & Gas Inc. to Boundaries Capital, Inc. Also, on the amendment of the articles of incorporation, every one hundred fifty (150) issued and outstanding shares of the company shall be reverse split and consolidated into one (1) issued and outstanding share of the company.

On June 3, 2003, we completed various debt settlement transactions and we issued a total of 10,354,500 common shares to various accredited investors at $0.01 per share. These transactions decreased our accounts payable by $102,935 and our advances payable by $610. All of the 10,354,500 common shares are currently restricted, though we intend to register for re-sale 4,725,500 of these common shares. However, there is no assurance we will be able to register any of these shares for re-sale.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Our transfer agent is Computershare located at 350 Indiana Street, Suite 800, Golden, Colorado, 80401 Tel: (303) 262-0600.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------


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

Results of Operation
--------------------

The following discussion should be read in conjunction with the audited April 30, 2003 financial statements and notes thereto included herein.

We generated no revenues during the year ended April 30, 2003 and we have recorded a net loss of $92,354 compared to a net loss of $77,816 for the year ended April 30, 2002, an increase of 14,538.

The increase in net loss was mainly attributable to the increase in consulting fees and interest expense. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

We cannot predict when, and if, we will realize positive revenue.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2003, we had a working capital deficit of $246,679 compared to a working capital deficit of $184,325 at April 30, 2002. We have been financing our operations primarily from related-party cash advances and through private equity subscriptions. We have arranged with our directors to fund ongoing operating costs, except for management fees due to Allen Sewell. Allen Sewell has agreed to defer payment of management fees until such time as we carry out a subsequent financing. We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations. There is no guarantee that we will be successful in arranging the required financing.

Plan of Operation.  We have not received  revenue from operations  during any of
------------------
the three fiscal years immediately prior to the filing of this Report. We currently have cash reserves of approximately $4,200, which, even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report. We intend to raise additional financing through private offerings of our Common Stock. We will offer such stock for sale only after we have identified a viable business opportunity. We will use the capital raised from such activities to finance future business activities.

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

Item 7.  Financial Statements.
         ---------------------

The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.


                                    PART III
                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

The following table sets forth information regarding our current directors and executive officers:

Name                      Age    Position/Office held with the Company [1]    Appointed to Office
======================   =====   =========================================   ======================
Allen Sewell              64      Director                                     February 19, 1999
                                  President                                    February 1, 2001

Graeme Sewell             36      Director                                     November 24, 1998
                                  Vice President                               February 1, 2001

Conrad Clemiss            34      Director                                     February 19, 1999

Negar Towfigh             30      Corporate Secretary                          February 19, 1999

ALLEN SEWELL (Graeme Sewell's father) Mr. Sewell has been President and Director
------------
of Brothers Oil & Gas Inc. since 1997. In his role with these companies he is responsible for day-to-day management, acquisitions and financial operations. Mr. Sewell is also a director of First Goldwater Resources Inc. Mr. Sewell has also been involved in real estate development including land acquisition, rezoning, development and financing since 1969. Mr. Sewell was previously the Manager of Administration for the National Real Estate Division of The Permanent.

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

she assists companies with initial public offerings and handles all regulatory filings. She is currently an officer of First Goldwater Resources Inc. and a director of Habanero Resources Inc. She is also CFO and Secretary of Micron Enviro Systems, Inc. She has previously been employed in the investment industry with several brokerage houses including Canaccord Capital Corporation, Nesbitt Burns Inc., RBC Dominion and Pacific International Securities Inc. She graduated with a Bachelor of Commerce in Finance from the University of British Columbia in 1995.

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports required to be filed have been filed in a timely manner for the year ended April 30, 2003, except as set forth below.

Allen Sewell was required to file a Form 4 by December 10, 2002 stating his indirect acquisition of 1,000,000 of our common shares, however he did not file a Form 4. On June 16, 2003, he filed a Form 5 where he reported the acquisition.

Item 10.  Executive Compensation.
          -----------------------

Summary Compensation Table
--------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

The following table sets forth certain information concerning compensation of certain of our executive officers, including our Chief Executive Officer and all executive officers, and the Named Executives, whose total annual salary and bonus exceeded $50,000, for the years ended April 30, 2003, 2002 and 2001:

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                                     Long Term Compensation
                                                            ----------------------------------------
                              Annual Compensation                       Awards               Payouts
                      -----------------------------------   ------------------------------   -------
 Name and                                    Other Annual   Restricted       Securities       LTIP      All Other
Principle                           Bonus    Compensation      Stock         Underlying      Payouts   Compensation
 Position     Year    Salary ($)     ($)         ($)        Award(s)($)   Options/SARs (#)     ($)         ($)
----------   ------   ----------   -------   ------------   -----------   ----------------   -------   ------------
Allen        2003      $48,000       Nil         Nil            Nil             Nil            Nil         Nil
Sewell [1]
President    2002      $48,000       Nil         Nil            Nil             Nil            Nil         Nil

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

We have adopted a form of indemnification agreement for all of our directors and officers, which provides the indemnitee with the maximum indemnification allowed under applicable law. Since the Nevada statutes are non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The indemnification agreement provides a scheme of indemnification, which may be broader than that specifically provided by Nevada law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Nevada law may be expanded, and therefore the scope of indemnification provided by the indemnification agreement may be subject to future judicial interpretation.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

The following table sets forth information regarding beneficial ownership of our Common Stock as of July 25, 2003:

     o each shareholder who is known by us to own beneficially 5% or more of our Common Stock;
     o each of our directors and each of the officers named in Item 10 - "Directors and Executive officers of the Registrant," or the Named Executives, of this Report; and
     o    all of our directors and executive officers as a group.

Name and Address of Beneficial Owner              Amount and Nature of       Percent of Class
                                                  Beneficial Ownership (1)
===============================================   ========================   ================
Allen Sewell                                                         6,667             0% (2)
101 Church Bay Road
Saturna Island, BC
Canada, V0N 2Y0

Graeme Sewell                                             7,333 Common (3)             0% (2)
Suite 460, 789 West Pender Street
Vancouver, BC
Canada V6C 1H2








Conrad Clemiss                                                         Nil                 0%
4905 Chalet Place
North Vancouver, BC
Canada, V7R 4X4

Negar Towfigh                                                          Nil                 0%
Suite 460, 789 West Pender Street
Vancouver, BC
Canada V6C 1H2

Nathan Nock                                                      5,000,000              47.5%
Suite 402, 4373 Halifax Street
Burnaby, BC
Canada V5C 5Z2

Directors and Officers as a Group (six persons)           5,014,000 Common              47.7%

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2)  Less than 1%

     (3)  Graeme Sewell and owns 6,667 founder's shares.

     Beneficial  ownership is determined in accordance with the rules of the SEC
     and  generally   includes  voting  or  investment  power  with  respect  to securities.

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

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


                                     PART IV
                                     -------

Item 13.  Exhibits and Reports on Form 8-K.
          ---------------------------------

     A.   Financial Statements
          --------------------

               The balance sheets and the related statements of operations, shareholders' equity and cash flows of Boundaries Capital, Inc. for each of the years ended April 30, 2003 and 2002.

     B.   Reports on Form 8-K
          -------------------

               We did not file any Current Reports on Form 8-K during the quarterly period ended April 30, 2003.

     C.   Other Exhibits
          --------------

               Exhibit 2 (i)       Articles of Incorporation. (1)

               Exhibit  2  (ii)    Certificate of Amendment to Articles of
                                   Incorporation

               Exhibit 2 (iii)     By-Laws. (1)

               Exhibit 10.1 Debt Settlement Agreement between Boundaries Capital, Inc. and Martin Zalin dated June 3, 2003

               Exhibit 10.2 Debt Settlement Agreement between Boundaries Capital, Inc. and 499412 B.C. Ltd. dated June 3, 2003

               Exhibit 10.3 Debt Settlement Agreement between Boundaries Capital, Inc. and Monica Clemiss dated June 3, 2003

               Exhibit 10.4 Debt Settlement Agreement between Boundaries Capital, Inc. and John Derby dated June 3, 2003

               Exhibit 10.5 Debt Settlement Agreement between Boundaries Capital, Inc. and Scottish Holdings Inc. dated June 3, 2003

               Exhibit 10.6 Debt Settlement Agreement between Boundaries Capital, Inc. and Corona Financial Limited dated June 3, 2003

               Exhibit 10.7 Debt Settlement Agreement between Boundaries Capital, Inc. and Prism Holdings Inc. dated June 3, 2003

               Exhibit 10.8 Debt Settlement Agreement between Boundaries Capital, Inc. and Deneb Holdings dated June 3, 2003

               Exhibit 10.9 Debt Settlement Agreement between Boundaries Capital, Inc. and Tiger Capital Corp. dated June 3, 2003

               Exhibit 10.10 Debt Settlement Agreement between Boundaries Capital, Inc. and Carolyn Sewell dated June 3, 2003

               Exhibit 10.11 Debt Settlement Agreement between Boundaries Capital, Inc. and Jason Gigliotti dated June 3, 2003

               Exhibit 10.12 Debt Settlement Agreement between Boundaries Capital, Inc. and Andromeda Investments Inc. dated June 3, 2003

               Exhibit 10.13 Debt Settlement Agreement between Boundaries Capital, Inc. and Bernard McDougall dated June 3, 2003

               Exhibit 10.14 Debt Settlement Agreement between Boundaries Capital, Inc. and Richard Saxon dated June 3, 2003

               Exhibit 10.15 Debt Settlement Agreement between Boundaries Capital, Inc. and Nathan Nock dated June 3, 2003

               Exhibit 10.16 Debt Settlement Agreement between Boundaries Capital, Inc. and Neil Dinsdale dated June 3, 2003

               Exhibit 10.17 Debt Settlement Agreement between Boundaries Capital, Inc. and Tina Fabbro dated June 3, 2003

               Exhibit 10.18       Debt Settlement Agreement  between Boundaries

                                   Capital, Inc. and Wade Atwood dated June 3, 2003

               Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (1) Incorporated by reference from our report on Form 10-KSB filed on August 9, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

We  are  currently  subject  to the  reporting  requirements  of the  Securities
Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, 75 Park Place, Room 1228, New York, New York 10007; and at its Chicago Regional Office, 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604, and copies of such materials can be obtained from the Public Reference Section of the SEC at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. We intend to furnish our shareholders
                      ------------------
with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

SIGNATURES
----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BOUNDARIES CAPITAL, INC.


            Dated:  July 28, 2003                By:  /s/ Allen Sewell
                                                      ----------------
                                                      Allen Sewell
                                                      President and Director



                                   SIGNATURES
                                   ----------

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.



                                                 BOUNDARIES CAPITAL, INC.


            Dated:  July 28, 2003                By: /s/ Allen Sewell
                                                     ----------------
                                                     Allen Sewell
                                                     President and Director


            Dated:  July 28, 2003                By: /s/ Graeme Sewell
                                                     -----------------
                                                     Graeme Sewell
                                                     Vice President and Director


            Dated:  July 28, 2003                By: /s/ Conrad Clemiss
                                                     ------------------
                                                     Conrad Clemiss
                                                     Director

                                 CERTIFICATIONS
                                 --------------

I, Allen Sewell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boundaries Capital, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 28, 2003

                            /s/ Allen Sewell
                            ----------------
                            Allen Sewell, President, Director

                                 CERTIFICATIONS
                                 --------------

I, Graeme Sewell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boundaries Capital, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 28, 2003

                            /s/ Graeme Sewell
                            -----------------
                            Graeme Sewell, Vice President, Director

                             BOUNDARIES CAPTAL, INC.
                             -----------------------

                       (formerly Herrimen Oil & Gas Inc.)

                         (An Exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             April 30, 2003 and 2002

                             (Stated in US Dollars)
                              --------------------

TERRY AMISANO LTD.                                   A M I S A N O   H A N S O N
KEVIN HANSON, CA                                           CHARTERED ACCOUNTANTS






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders,
Boundaries Capital, Inc.
(formerly Herrimen Oil & Gas Inc.)

We have audited the accompanying balance sheets of Boundaries Capital, Inc. (formerly Herrimen Oil & Gas Inc.) (An Exploration Stage Company) as of April 30, 2003 and 2002 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended April 30, 2003, 2002 and 2001 and the period from November 24, 1998 (Date of Inception of the Exploration Stage) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Boundaries Capital, Inc. (formerly Herrimen Oil & Gas Inc.) as of April 30, 2003 and 2002 and the results of its operations and its cash flows for the years ended April 30, 2003, 2002 and 2001 and the period from November 24, 1998 (Date of Inception of the Exploration Stage) to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                             /s/ Amisano Hanson
July 3, 2003                                               Chartered Accountants





750 WEST PENDER STREET, SUITE 604                     TELEPHONE:  604-689-0188
VANCOUVER CANADA                                      FACSIMILE:  604-6889-9773
V6C 2T7                                               E-MAIL:  amishan@telus.net

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                       (formerly Herrimen Oil & Gas Inc.)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                             April 30, 2003 and 2002
                             (Stated in US Dollars)
                              --------------------


                                                                             (Note 5)
                                     ASSETS                2003                2002
                                     ------                ----                ----
Current
   Cash                                              $           10      $            -
                                                     ================    ================


                                   LIABILITIES
                                   -----------

Current
   Bank overdraft                                    $            -      $            6
   Accounts payable - Notes 6 and 11                        237,923             150,303
   Advances payable - Notes 4, 6 and 11                       8,766              34,016
                                                     ----------------    ----------------

                                                            246,689             184,325
                                                     ----------------    ----------------


                            STOCKHOLDERS' DEFICIENCY
                            ------------------------

Capital stock - Notes 5 and 11
Common stock, $0.001 par value
   50,000,000 authorized
   167,017 outstanding - Note 11                                167                 153
Paid-in capital - Note 11                                   317,689             287,703
Deficit accumulated during the exploration stage          ( 564,535)          ( 472,181)
                                                     ----------------    ----------------
                                                          ( 246,579)          ( 184,325)
                                                     ----------------    ----------------
                                                     $           10      $            -
                                                     ================    ================

Nature and Continuance of Operations - Note 1
Subsequent Event - Note 11




APPROVED BY THE DIRECTORS:



     /s/ Allen Sewell, Director                     /s/ Graeme Sewell, Director
-------------------------------                --------------------------------





                             SEE ACCOMPANYING NOTES

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                       (formerly Herrimen Oil & Gas Inc.)
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
        for the years ended April 30, 2003, 2002 and 2001 and the period from November 24, 1998 (Date of Inception of Exploration Stage)
                                to April 30, 2003
                             (Stated in US Dollars)
                              --------------------

                                                                                                         November 24,
                                                                                                        1998 (Date of
                                                                                                         Inception of
                                                                                                       the Exploration
                                                                                                          Stage) to
                                                                                                          April 30,
                                                 2003                2002                2001                2003
                                                 ----                ----                ----                ----
General and Administrative Expenses
   Administration fees - Note 6            $            -      $            -      $            -      $       14,527
   Amortization                                         -               1,195               1,406               4,990
   Audit and accounting fees                       10,495              10,670               3,000              32,903
   Consulting fees - Note 6                         9,074               3,875                   -               14,949
   Cost recovery - Note 6                               -                   -                   -           (   4,000)
   Filing fees                                      2,286               2,414                 150               8,925
   Interest                                        12,139                   -                   -              12,139
   Legal fees                                       5,980                 230               4,991              51,529
   Management fees - Note 6                        48,000              48,000              48,000             216,000
   Office and miscellaneous                           588               2,412                 881              11,931
   Promotion                                            -                   -                   -              35,953
   Rent - Note 6                                        -                   -                   -               1,432
   Telephone                                            -                   -                   -               3,050
   Transfer agent                                   3,792               2,247               1,543              11,431
   Travel and automobile                                -                   -                   -              23,466
                                           ----------------    ----------------    ----------------    ----------------
Loss before the following                       (  92,354)          (  71,043)          (  59,971)          ( 439,225)
   Abandonment of capital assets
    - Note 6                                            -           (   6,773)                  -           (   6,773)
   Exploration and development
    expenses                                            -                   -                   -           (  34,037)
   Write off of oil and gas properties
    - Note 3                                            -                   -           (  14,500)          (  84,500)
                                           ----------------    ----------------    ----------------    ----------------

Net loss for the period                    $    (  92,354)     $    (  77,816)     $    (  74,471)     $    ( 564,535)
                                           ================    ================    ================    ================

Basic loss per share                       $    (    0.58)     $    (    0.51)     $    (    0.49)
                                           ================    ================    ================
Weighted average number of shares
outstanding                                       158,652             153,684             152,017
                                           ================    ================    ================




                             SEE ACCOMPANYING NOTES

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                       (formerly Herrimen Oil & Gas Inc.)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the years ended April 30, 2003, 2002 and
               2001 and the period from November 24, 1998 (Date of
                Inception of Exploration Stage) to April 30, 2003
                             (Stated in US Dollars)
                              --------------------


                                                                                                                  November 24,
                                                                                                                 1998 (Date of
                                                                                                                  Inception of
                                                                                                                the Exploration
                                                                                                                   Stage) to
                                                                                                                   April 30,
                                                          2003                2002                2001                2003
                                                          ----                ----                ----                ----

Cash Flows provided from (used in)
 Operating Activities
  Net loss for the period                           $    (  92,354)     $    (  77,816)     $    (  74,471)     $    ( 564,535)
  Add: items not affecting cash
   Abandonment of capital assets                                 -               6,773                   -               6,773
   Amortization                                                  -               1,195               1,406               4,990
   Write off of oil and gas properties                           -                   -              14,500              84,500
  Changes in non-cash working capital
  balances:
   Accounts payable                                         87,620              63,459              52,182             237,923
   Advances payable                                          4,750               4,016                   -              38,766
                                                    ----------------    ----------------    ----------------    ----------------
Net cash provided from (used in)
 operating activities                                           16           (   2,373)          (   6,383)          ( 191,583)
                                                    ----------------    ----------------    ----------------    ----------------
Cash Flows from Financing Activities
  Common stock issued                                            -                   -                   -             224,656
  Common stock subscriptions                                     -                   -               5,000              63,200
                                                    ----------------    ----------------    ----------------    ----------------

Net cash from financing activities                               -                   -               5,000             287,856
                                                    ----------------    ----------------    ----------------    ----------------
Cash Flows from (used in) Investing
 Activities
  Acquisition of capital assets                                  -                   -                   -           (  11,763)
  Acquisition of oil and gas properties                          -                   -                   -           (  86,500)
  Proceeds on disposal of oil and gas
   property                                                      -                   -               2,000               2,000
  Proceeds (repayment) of bank
   overdraft                                             (       6)                  6                   -                   -
                                                    ----------------    ----------------    ----------------    ----------------
Net cash from (used in) investing
 Activities                                              (       6)                  6               2,000           (  96,263)
                                                    ----------------    ----------------    ----------------    ----------------


                                                                     .../Cont'd.




                             SEE ACCOMPANYING NOTES







                            BOUNDARIES CAPITAL, INC.                   Continued
                            ------------------------
                       (formerly Herrimen Oil & Gas Inc.)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the years ended April 30, 2003, 2002 and
               2001 and the period from November 24, 1998 (Date of
                Inception of Exploration Stage) to April 30, 2003
                             (Stated in US Dollars)
                              --------------------


                                                                                                                  November 24,
                                                                                                                 1998 (Date of
                                                                                                                  Inception of
                                                                                                                the Exploration
                                                                                                                   Stage) to
                                                                                                                   April 30,
                                                          2003                2002                2001                2003
                                                          ----                ----                ----                ----

Net increase (decrease) in cash during
  the period                                                    10           (   2,367)                617                  10

Cash, beginning of the period
                                                                 -               2,367               1,750                   -
                                                    ----------------    ----------------    ----------------    ----------------

Cash, end of the period                             $           10      $            -      $        2,367      $           10
                                                    ================    ================    ================    ================

Supplemental disclosure of cash flow information:
 Cash paid for:
   Interest                                         $            -      $            -      $            -      $            -
                                                    ================    ================    ================    ================

   Income taxes                                     $            -      $            -      $            -      $            -
                                                    ================    ================    ================    ================

Non-cash Transaction - Note 9























                             SEE ACCOMPANYING NOTES

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                       (formerly Herrimen Oil & Gas Inc.)
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               for the period November 24, 1998 (Date of Inception
                     of Exploration Stage) to April 30, 2003
                             (Stated in US Dollars)
                              --------------------


                                                                                           Deficit
                                                    (Note 5)                             Accumulated
                                                 Common Shares            Additional     During the
                                          ----------------------------      Paid-in      Exploration
                                             Number        Par Value        Capital         Stage         Total
                                             ------        ---------        -------         -----         -----

Stock issued pursuant to private
placement agreements      - at $0.15           13,333    $         13    $      1,987    $        -    $    2,000
                          - at $2.25           88,495              88         199,026             -       199,114
                          - at $3.00            2,222               2           6,665             -         6,667
                          - at $74.91             267               -          20,000             -        20,000
                          - at $2.25            7,500               8          16,867             -        16,875
                                          ------------   -------------   -------------   -----------   -----------

                                              111,817             111         244,545             -       244,656
Net loss for the period                             -               -               -      (184,872)     (184,872)
                                          ------------   -------------   -------------   -----------   -----------

Balance, April 30, 1999                       111,817             111         244,545      (184,872)       59,784

Stock rescission          - at $74.91        (    267)              -        ( 20,000)            -      ( 20,000)
Stock subscriptions       - at $1.50           38,800              39          58,161             -        58,200
Net loss for the year                               -               -               -      (135,022)     (135,022)
                                          ------------   -------------   -------------   -----------   -----------

Balance, April 30, 2000                       150,350             150         282,706      (319,894)     ( 37,038)

Stock subscriptions       - at $1.50            3,333               3           4,997             -         5,000
Net loss for the year                               -               -               -      ( 74,471)     ( 74,471)
                                          ------------   -------------   -------------   -----------   -----------

Balance, April 30, 2001                       153,683             153         287,703      (394,365)     (106,509)
Net loss for the year                               -               -               -      ( 77,816)     ( 77,816)
                                          ------------   -------------   -------------   -----------   -----------

Balance, April 30, 2002                       153,683             153         287,703      (472,181)     (184,325)
Stock subscriptions       - at $2.25           13,338              14          29,986             -        30,000
Net loss for the year                               -               -               -      ( 92,354)     ( 92,354)
                                          ------------   -------------   -------------   -----------   -----------

Balance, April 30, 2003                       167,021    $        167    $    317,689    $ (564,535)   $ (246,679)
                                          ============   =============   =============   ===========   ===========







                             SEE ACCOMPANYING NOTES

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                       (formerly Herrimen Oil & Gas Inc.)
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             April 30, 2003 and 2002
                             (Stated in US Dollars)
                              --------------------


Note 1    Nature and Continuance of Operations
          ------------------------------------

          The Company is an exploration stage company. The Company intends to explore and develop oil and gas properties in California, USA. During the 2003 and 2002 fiscal years, the Company has not conducted any exploration and development. The Company has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of the amounts shown for oil and gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties, the ability of the Company to obtain the necessary financing to satisfy the expenditure requirements of property agreements and complete the development of the properties, and upon future profitable production or proceeds from the sale thereof.

          These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $246,679 as of April 30, 2003 and has accumulated a deficit of $564,535 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended April 30, 2004 by the issuance of common stock. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

          The Company was incorporated in Nevada, USA on November 24, 1998, as Herrimen Oil & Gas Inc. and commenced operations at that time. On March 24, 2003, the Company changed its name to Boundaries Capital, Inc. and consolidated its shares on a 150 old to 1 new basis.

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

Boundaries Capital, Inc.
(formerly Herrimen Oil & Gas Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2003 and 2002
(Stated in US Dollars) - Page 2
 --------------------


Note 2    Summary of Significant Accounting Policies - (cont'd)
          ------------------------------------------

          The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

          Exploration Stage Company
          -------------------------

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

          Impairment of Long-lived Assets
          -------------------------------

          Capital assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Boundaries Capital, Inc.
(formerly Herrimen Oil & Gas Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2003 and 2002
(Stated in US Dollars) - Page 3
 --------------------


Note 2    Summary of Significant Accounting Policies - (cont'd)
          -----------------------------------------------------

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

          Income Taxes
          ------------

          The Company uses the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Boundaries Capital, Inc.
(formerly Herrimen Oil & Gas Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2003 and 2002
(Stated in US Dollars) - Page 4
 --------------------


Note 2    Summary of Significant Accounting Policies - (cont'd)
          ------------------------------------------

          Financial Instruments
          ---------------------

          The carrying value of the Company's financial instruments, consisting of cash, bank overdraft, accounts payable and advances payable approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 3    Commitments
          -----------

          Pioneer Canal Project
          ---------------------

          By an option agreement dated November 27, 1998 and amendments thereto dated December 31, 2001 and June 25, 2002, the Company paid $45,000 to a company with a common director for an option on two wells in the Pioneer Canal Project located in Kern County in the State of California, USA. In addition, the Company paid a $25,000 finder's fee with respect to this option.

          The exercise price of the option is $750,000, and the option period has been extended indefinitely until terminated in writing with thirty days notice. If exercised, the Company would earn a 12% and a 13% working interest in the two wells, respectively. In a prior year, the Company recorded a write-off of $84,500 in respect to this project.

          Midway Oil and Gas Lease
          ------------------------

          During the year ended April 30, 2001, the Company wrote-off the balance of acquisition costs totalling $14,500.

Note 4    Advances Payable
          ----------------

                                                     2003              2002
                                                     ----              ----

          Advances from related parties         $      8,766      $     19,016
          Share subscriptions                              -            15,000
                                                --------------    --------------

                                                $      8,766      $     34,016
                                                ==============    ==============

          These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Boundaries Capital, Inc.
(formerly Herrimen Oil & Gas Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2003 and 2002
(Stated in US Dollars) - Page 5
 --------------------


Note 5    Capital Stock - Note 11
          -------------

          On March 24, 2003, the shareholders of the Company approved a consolidation of its common stock on a 150 old for 1 new basis. The Company has reflected this consolidation retroactively.

Note 6    Related Party Transactions - Notes 3 and 4
          --------------------------

          The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

                                                                                         November 24,
                                                                                     1998 (Date of Incep-
                                                                                      tion of Exploration
                                                                                      Stage to April 30,
                                          2003             2002             2001             2003
                                          ----             ----             ----             ----

          Administration fees        $          -     $          -     $          -     $     14,527
          Capital assets                        -                -                -            3,547
          Consulting fees                   9,074            3,875                -           14,949
          Cost recovery                         -                -                -         (  4,000)
          Management fees                  48,000           48,000           48,000          216,000
          Rent                                  -                -                -            1,432
          Write-off of oil and gas
          properties                            -                -                -           45,000
                                     --------------   --------------   --------------   --------------

                                     $     57,074     $     51,875     $     48,000     $    291,455
                                     ==============   ==============   ==============   ==============

          The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

          At April 30, 2003 and 2002, the Company owed the following amounts to directors of the Company or companies with directors in common:

                                                     2003              2002
                                                     ----              ----
          Accounts payable                      $    169,308      $    112,234
          Advances payable                             8,766            19,016
                                                --------------    --------------

                                                $     178,074     $    131,250
                                                ==============    ==============

          These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Boundaries Capital, Inc.
(formerly Herrimen Oil & Gas Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2003 and 2002
(Stated in US Dollars) - Page 6
 --------------------


Note 7    Deferred Tax Assets
          -------------------

          The significant components of the Company's deferred tax assets are as follows:

                                                                      Total
                                                                      -----
          Deferred Tax Assets
            Non-capital loss carryforwards                        $    187,887
          Valuation allowance for deferred tax assets                ( 187,887)
                                                                  --------------

                                                                  $          -
                                                                  ==============

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8    Income Taxes
          ------------

          No provision for income taxes has been provided in these financial statements due to the net loss. At April 30, 2003, the Company has net operating loss carryforwards, which expire commencing in 2019 totalling approximately $553,000, the benefit of which has not been recorded in the financial statements.

Note 9    Non-cash Transaction
          --------------------

          Operating and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the year ended April 30, 2003, the Company issued 13,333 common shares at $2.25 per share pursuant to share subscription agreements. Consideration for these share subscriptions totalling $30,000 was advanced to the company as loan proceeds during the year ended April 30, 2000. This transaction was excluded from the statement of cash flows.

Note 10   New Accounting Standards
          ------------------------

          Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Boundaries Capital, Inc.
(formerly Herrimen Oil & Gas Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2003 and 2002
(Stated in US Dollars) - Page 7
 --------------------


Note 11   Subsequent Event
          ----------------

          Subsequent to April 30, 2003, the Company agreed to issue 10,354,500 common shares to settle accounts payable totalling $102,935 and advances payable totalling $610, all outstanding at April 30, 2003, at a price of $0.01 per share.