Form 10QSB
period 2003-07-31
BOUNDARIES CAPITAL INC
filed 2003-09-15
CIK 1080036

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  July 31, 2003
                                -------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

     Commission File Number  0-33065
                             -------

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Nevada                                                98-0216152
           ------                                                ----------
(State or other jurisdiction                                    (IRS Employer
     of incorporation)                                       Identification No.)

            789 West Pender Street, Suite 1205, Vancouver, BC V6C 1H2
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                  604-646-6906
                                  ------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   (X) Yes  ( ) No

There were 15,521,521 common shares outstanding of as of September 15, 2003.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
-------   --------------------

GENERAL

Boundaries Capital, Inc.'s (the "Company's") unaudited financial statements for the three months ended July 31, 2003 are included with this Form 10-QSB. The unaudited financial statements for the three months ended July 31, 2003 include:

     (a)  Balance Sheets as of July 31, 2003 and April 30, 2003;
     (b) Statements of Operations - for the three months ended July 31, 2003 and 2002, and for the period from November 24, 1998 (date of inception of exploration stage) to July 31, 2003;
     (c) Statements of Cash Flows - for the three months ended July 31, 2003 and 2002, and for the period from November 24, 1998 (date of inception of exploration stage) to July 31, 2003;
     (d) Statement of Stockholders' Equity (Deficiency) - for the period from November 24, 1998 (date of inception of exploration stage) to July 31, 2003;
     (e)  Notes to the Financial Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2003 are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

                            BOUNDARIES CAPITAL, INC.
                            ------------------------

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  July 31, 2003

                                   (Unaudited)

                             (Stated in US Dollars)
                              --------------------

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                        July 31, 2003 and April 30, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                           (Unaudited)          (Audited)
                                                             July 31,           April 30,
                                                               2003                2003
                                                         ----------------    ----------------
                                     ASSETS
                                     ------
Current
   Cash                                                  $        7,134      $           10
                                                         ================    ================

                                   LIABILITIES
                                   -----------
Current
   Accounts payable                                      $      140,756      $      237,923
   Advances payable                                              27,106               8,766
                                                         ----------------    ----------------
                                                                167,862             246,689
                                                         ----------------    ----------------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Capital stock
Common stock, $0.001 par value
   50,000,000 authorized
   10,521,521 outstanding (April 30, 2003:  167,017)             10,522                 167
Paid-in capital                                                 410,879             317,689
Deficit accumulated during the exploration stage               (582,129)           (564,535)
                                                         ----------------    ----------------
                                                               (160,728)           (246,679)
                                                         ----------------    ----------------
                                                         $        7,134      $           10
                                                         ================    ================

















                             SEE ACCOMPANYING NOTES

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended July 31, 2003 and 2002,
                      and the period from November 24, 1998
                    (Date of Inception of Exploration Stage)
                                to July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                             November 24,
                                                                                            1998 (Date of
                                                                                             Inception of
                                                                                           the Exploration
                                                                                              Stage) to
                                                       Three months ended July 31,             July 31,
                                                         2003                2002                2003
                                                   ----------------    ----------------    ----------------
General and Administrative Expenses
   Administration fees                             $            -      $            -      $       14,527
   Amortization                                                 -                   -               4,990
   Audit and accounting                                     1,500               2,694              34,403
   Consulting fees                                          4,050               2,275              18,999
   Cost recovery                                                -                   -             ( 4,000)
   Filing fees                                                254                 410               9,179
   Interest                                                     -                   -              12,139
   Legal fees                                                   -                 660              51,529
   Management fees                                         12,000              12,000             228,000
   Office and miscellaneous                                     -                 101              11,931
   Promotion                                                    -                   -              35,953
   Rent                                                         -                   -               1,432
   Telephone                                                    -                   -               3,050
   Transfer agent                                             674                 912              12,105
   Travel and auto                                              -                   -              23,466
                                                   ----------------    ----------------    ----------------
Loss before the following                                ( 18,478)           ( 19,052)          ( 457,703)
   Abandonment of capital assets                                -                   -             ( 6,773)
   Write-off of accounts payable                              884                   -                 884
   Exploration and development expenses                         -                   -            ( 34,037)
   Write-off of oil and gas properties                          -                   -            ( 84,500)
                                                   ----------------    ----------------    ----------------
Net loss for the period                            $     ( 17,594)     $     ( 19,052)     $    ( 582,129)
                                                   ================    ================    ================
Basic loss per share                               $      (  0.00)     $       ( 0.12)
                                                   ================    ================
Weighted average number of shares outstanding           6,694,858             153,684
                                                   ================    ================





                             SEE ACCOMPANYING NOTES

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended July 31, 2003 and 2002,
                      and the period from November 24, 1998
                    (Date of Inception of Exploration Stage)
                                to July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                    November 24,
                                                                                                   1998 (Date of
                                                                                                    Inception of
                                                                                                  the Exploration
                                                                                                     Stage) to
                                                              Three months ended July 31,             July 31,
                                                                2003                2002                2003
                                                          ----------------    ----------------    ----------------
Cash Flows provided by (used in) Operating
 Activities
   Net loss for the period                                $     ( 17,594)     $     ( 19,052)     $    ( 582,129)
   Add: items not affecting cash
     Abandonment of capital assets                                     -                   -               6,773
     Write-off of accounts payable                                 ( 884)                  -               ( 884)
     Amortization                                                      -                   -               4,990
     Write-off of oil and gas properties                               -                   -              84,500
   Change in non-cash working capital items related
    to operations
     Accounts payable                                              7,262              18,354             245,185
     Advances payable                                             18,340                 200              57,106
                                                          ----------------    ----------------    ----------------
Cash provided by (used in) operating activities                    7,124               ( 498)          ( 184,459)
                                                          ----------------    ----------------    ----------------
Cash Flows provided by Financing Activities
   Common stock issued                                                                     -             224,656
   Common stock subscriptions                                          -                   -              63,200
   Bank overdraft                                                      -                 498                   -
                                                          ----------------    ----------------    ----------------
Cash flow provided by financing activities                             -                 498             287,856
                                                          ----------------    ----------------    ----------------
Cash Flows provided by (used in) Investing Activities
   Acquisition of capital assets                                       -                   -            ( 11,763)
   Acquisition of oil and gas properties                               -                   -            ( 86,500)
   Proceeds on disposal of oil and gas property                        -                   -               2,000
                                                          ----------------    ----------------    ----------------
Cash used in investing activities                                      -                   -            ( 96,263)
                                                          ----------------    ----------------    ----------------
Net increase in cash during the period                             7,124                   -               7,134

Cash, beginning of the period                                         10                   -                   -
                                                          ----------------    ----------------    ----------------
Cash, end of the period                                   $        7,134      $            -      $        7,134
                                                          ================    ================    ================
                                                                                                   .../Cont'd.



                             SEE ACCOMPANYING NOTES







                            BOUNDARIES CAPITAL, INC.                   Continued
                            ------------------------
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended July 31, 2003 and 2002,
                      and the period from November 24, 1998
                    (Date of Inception of Exploration Stage)
                                to July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                                    November 24,
                                                                                                   1998 (Date of
                                                                                                    Inception of
                                                                                                  the Exploration
                                                                                                     Stage) to
                                                              Three months ended July 31,             July 31,
                                                                2003                2002                2003
                                                          ----------------    ----------------    ----------------
Supplemental disclosure of cash flow information
 Cash paid for:
     Interest                                             $            -      $            -      $            -
                                                          ================    ================    ================
     Income taxes                                         $            -      $            -      $            -
                                                          ================    ================    ================

Non-cash Transaction - Note 4





























                             SEE ACCOMPANYING NOTES

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        for the period November 24, 1998
                    (Date of Inception of Exploration Stage)
                                to July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


                                                                                              Deficit
                                                       (Note 5)                             Accumulated
                                                     Common Shares           Additional     During the
                                              ---------------------------      Paid-in      Exploration
                                                 Number       Par Value        Capital         Stage         Total
                                              ------------  -------------   -------------  -------------  ------------
Stock issued pursuant to private
 placement agreements          - at $0.15           13,333  $          13   $       1,987  $           -  $      2,000
                               - at $2.25           88,495             88         199,026              -       199,114
                               - at $3.00            2,222              2           6,665              -         6,667
                               - at $74.91             267              -          20,000              -        20,000
                               - at $2.25            7,500              8          16,867              -        16,875
                                              ------------  -------------   -------------  -------------  ------------
                                                   111,817            111         244,545              -       244,656
Net loss for the period                                  -              -               -       (184,872)     (184,872)
                                              ------------  -------------   -------------  -------------  ------------
Balance, April 30, 1999                            111,817            111         244,545       (184,872)       59,784
Stock rescission               - at $74.91            (267)             -         (20,000)             -       (20,000)
Stock subscriptions            - at $1.50           38,800             39          58,161              -        58,200
Net loss for the year                                    -              -               -       (135,022)     (135,022)
                                              ------------  -------------   -------------  -------------  ------------
Balance, April 30, 2000                            150,350            150         282,706       (319,894)      (37,038)
Stock subscriptions            - at $1.50            3,333              3           4,997              -         5,000
Net loss for the year                                    -              -               -       ( 74,471)      (74,471)
                                              ------------  -------------   -------------  -------------  ------------
Balance, April 30, 2001                            153,683            153         287,703       (394,365)     (106,509)
Net loss for the year                                    -              -               -        (77,816)      (77,816)
                                              ------------  -------------   -------------  -------------  ------------
Balance, April 30, 2002                            153,683            153         287,703       (472,181)     (184,325)
Stock subscriptions            - at $2.25           13,338             14          29,986              -        30,000
Net loss for the year                                    -              -               -        (92,354)      (92,354)
                                              ------------  -------------   -------------  -------------  ------------
Balance, April 30, 2003                            167,021            167         317,689       (564,535)     (246,679)
Stock issued pursuant to debt
 settlement agreements         - at $0.01       10,354,500         10,355          93,190              -       103,545
Net loss for the period                                  -              -               -        (17,594)      (17,594)
                                              ------------  -------------   -------------  -------------  ------------
Balance, July 31, 2003                          10,521,521  $      10,522   $     410,879  $    (582,129) $   (160,728)
                                              ============  =============   =============  =============  ============






                             SEE ACCOMPANYING NOTES

                            BOUNDARIES CAPITAL, INC.
                            ------------------------
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2003
                                   (Unaudited)
                             (Stated in US Dollars)
                              --------------------


Note 1    Interim Reporting
          -----------------

          While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2003 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's April 30, 2003 annual financial statements.

Note 2    Continuance of Operations
          -------------------------

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at July 31, 2003, the Company had a working capital deficiency of $160,728 which is not sufficient to meet its planned business objectives or to fund oil and gas property, acquisition, exploration and development expenditures and ongoing operations. The Company has accumulated losses of $582,129 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3    Commitment
          ----------

          Pioneer Canal Project

          By an option agreement dated November 27, 1998, the Company acquired from a company having a director in common the option to earn a 12% and 13% working interest respectively in two wells, respectively, in the Pioneer Canal Project located in Kern County, California, USA.

          To acquire the option, the Company paid $45,000 plus a finders fee of $25,000. To exercise the option, the Company must pay $750,000 by December 31, 2001. By extension letters dated December 31, 2001 and June 25, 2002, the exercise date has been extended indefinitely until terminated in writing with thirty days notice.

Boundaries Capital, Inc.
(formerly Herrimen Oil & Gas Inc.)
(An Exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2003
(Unaudited)
(Stated in US Dollars) - Page 2
 --------------------


Note 4    Non-cash Transaction
          --------------------

          Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the three months ended July 31, 2003, the Company issued 10,354,500 common shares at $0.01 pursuant to agreements to settle debts totalling $103,545. These transactions were excluded from the statements of cash flows.

Note 5    Subsequent Event
          ----------------

          By consulting agreements dated August 1, 2003, the Company engaged two consultants for a twelve month period to provide various consulting services to the Company. In consideration for this service, the
          Company issued a total of 2,500,000 common shares to these consultants. In addition, the Company issued into escrow a further 2,500,000 common shares to be transferred to the consultants if the Company considers additional consideration for services provided is appropriate.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
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

We generated no revenues during the first quarter ended July 31, 2003 and we have recorded a net loss of $17,594 compared to a net loss of $19,052 for the first quarter ended July 31, 2002, a decrease of $1,458.

The decrease in net loss was mainly attributable to the decrease in audit and accounting expenses as well as to a decrease in legal fees. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

We cannot predict when, and if, we will realize positive revenue.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2003, we had a working capital deficiency of $160,728 compared to a working capital deficit of $246,679 at April 30, 2003. We have been financing our operations primarily from related-party cash advances and through private equity subscriptions. We have arranged with our directors to fund ongoing operating costs, except for management fees due to Allen Sewell. Allen Sewell has agreed to defer payment of management fees until such time as we carry out a subsequent financing. We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations. There is no guarantee that we will be successful in arranging the required financing.

Plan of Operation
-----------------

We have not received revenue from operations during the three months ended July 31, 2003. We currently have cash reserves of approximately $7,134, which, even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report. We intend to raise additional financing through private offerings of our Common Stock. We will offer such stock for sale only after we have identified a viable business opportunity. We will use the capital raised from such activities to finance future business activities.

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


Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------    -----------------------------------------------------------

We are not materially exposed to foreign currency and interest rate changes as we deal primarily in U.S. dollars.

We do not currently hedge the foreign currency exposure. We intend to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis.

PART II - OTHER INFORMATION
---------------------------

Item 1    LEGAL PROCEEDINGS.
------    ------------------

None.


Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS.
------    ------------------------------------------

On June 3, 2003, we completed various debt settlement transactions and we issued a total of 10,354,500 common shares to various accredited investors at $0.01 per share. These transactions decreased our accounts payable by $102,935 and our advances payable by $610. All of the 10,354,500 common shares issued are currently restricted.

By consulting agreements dated August 1, 2003, we engaged two consultants, Greg Burnett and Michael Townsend, for a twelve month period to provide various consulting services to us. In consideration for these services, we issued a total of 2,500,000 common shares to these consultants. In addition, issued into escrow a further 2,500,000 common shares to be transferred to the consultants if we consider additional consideration for services provided to be appropriate. These shares were issued pursuant to registration statements filed with the United States Securities and Exchange Commission on a Form S-8 and a Form S-8/A.

We are an oil and gas exploration and development company and we do not have a dividend policy and we do not anticipate paying dividends in the foreseeable future.


Item 3    DEFAULTS UPON SENIOR SECURITIES.
------    --------------------------------

None.


Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ----------------------------------------------------

None.


Item 5    OTHER INFORMATION.
------    ------------------

None.


Item 6    EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the first quarter ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2003

BOUNDARIES CAPITAL, INC.
------------------------



By:  /s/ Allen Sewell

Allen Sewell
President, Director

                                 CERTIFICATIONS
                                 --------------

I, Allen Sewell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boundaries Capital, Inc.

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

Date:  September 15, 2003
                                       /s/ Allen Sewell
                                       ----------------------------------
                                       Allen Sewell, President

                                 CERTIFICATIONS
                                 --------------

I, Graeme Sewell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boundaries Capital, Inc.

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

Date:  September 15, 2003
                                       /s/ Graeme Sewell
                                       ----------------------------------
                                       Graeme Sewell, CFO