Form 10KSB/A
period 2003-04-30
GOLDEN PATRIOT CORP
filed 2003-11-24
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

[X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2003

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to _____________

Commission file number _0-33065________________________

~~Boundaries Capital, Inc.~~ Golden Patriot, Corp.

Name of Small Business Issuer

Nevada	98-0216152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite ~~460~~1205, 789 West Pender Street Vancouver, British Columbia	V6C 1H2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 443-0627~~646-6904~~

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $0.001 par value (Title of class)

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

Yes _______            No    X

Certain statements in this Annual Report on Form 10-KSB, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Boundaries Capital, Inc., a Nevada corporation (referred to in this Report as "we," "us" or "our,") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the SEC, reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." PART I

Item 1.     Description of Business.

History and Organization:

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

Employees. We currently have one full-time employee. We have experienced no work stoppages and believe that our employee relations are good.

Glossary

Barrel of Oil - 42 U.S. Gallons at 60"F. A net barrel refers to a quantity of oil net of the BS&W content.

Blowout - An uncontrolled flow of oil, gas, water or mud from a wellbore caused when drilling activity penetrates a rock layer with natural pressures greater than the drilling mud in the borehole.

Completion (well) - All operations (tubing, installation of valves, wellhead, etc.) to bring a production well into operation.

Exploration - Any method used to discover new oil and gas fields.

Exploration well - Well drilled to find an oil field.

Farmout Agreement - An agreement between operators whereby the owner (farmer) not wanting to drill a property agrees to assign all or part to the operator (farmee) desiring to drill; farmee assumes the obligation to drill one or more wells on the property to earn the assignment.

Fee Simple Ownership- An estate of inheritance without limitation. This form of estate is not qualified by any other interest and, upon the owner's death, passes unconditionally to the heirs.

Gravity (Specific Gravity) - The measure of oil density that is used in price determination.

Joint Operating Agreement (JOA) - An agreement governing the operations of most jointly-owned properties/facilities.

Lease - (1) A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land; (2) Used in conjunction with the actual location of a well(s) or unit separator installed to serve a single lease.

Lessee - The person who receives the lease, sometimes called the tenant.

Lessor - The person giving the lease, sometimes called grantor or landlord.

Natural Gas - A mixture of hydrocarbon gases with varying amounts of impurities.

Net Working Interest - A working interest owner's gross working interest in production, less the related royalty, overriding royalty, production payment, and net profits interests.

Operator - The person or company, either proprietor or lessee, actually operating a well. The operator is a working interest owner and is also responsible for physical maintenance of the well and other responsibilities as covered in the JOA (Joint Operating Agreement).

Overriding Royalty Interest (ORRI) - An interest in production that is created and payable out of the working interest. Usually, the term of an ORRI is for the life of the mineral lease.

Payout - A particular point in time that a contractual payment obligation has been achieved.

Reserves (of a field) - Volume of oil trapped in a rock.

Royalty - The share of the production or proceeds there from reserved to the lessor under the terms of the mineral lease. Normally, royalty interests are free of all costs of production (as distinguished from costs of marketing) except production taxes, and is established in the lease by reserving a royalty which is usually expressed fractionally.

Test Well - The first well to be drilled on a lease to evaluate a certain horizon. It is commonly referred to as a "wild cat" well.

Working Interest

The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Risk Factors

We may not achieve or sustain profitability or positive cash flows from operating activities in the future. ~~Limited Operating History; Development Stage Company.~~  We were incorporated under the laws of Nevada on November 24, 1998, and therefore have a limited operating history. For the period from inception to April 30, 200~~2~~3, we have incurred a net loss of $564,535. We face all of the risks inherent in a new business, for example we may not generate sufficient revenue or be able to obtain loans or other sources of financing in order to sustain the business. Also, as a new business we are in the exploration stage of our development and we do not know when, if ever, we will graduate to the developing and producing stages of the business cycle.

In addition, we can only provide limited historical information and financial data about our operations upon which a prospective investor can make an informed decision as to our future prospects. Estimates with respect to the proved reserves and level of future production attributable to wells in which we may participate are difficult to determine and there ~~can be no assurance as to the volume~~ may be little or no ~~of~~ recoverable reserves ~~that will be~~ realized from such wells. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. Our future financial results will depend primarily on our ability to participate in properties which result in the production of hydrocarbons in commercial quantities and on the market prices for oil and natural gas. ~~There can be no assurance that we will achieve or sustain profitability or positive cash flows from operating activities in the future.~~

~~Competition.~~  The search for viable oil and gas prospects and leases is intensely competitive. It is likely that in seeking future acquisitions, we will compete with firms which have substantially greater financial and management resources than us. We may acquire interests in mineral leases and lease acquisition opportunities in known, proven, producing fields, or on unknown, unproven territories or leases with no contiguous producing well sites. Our competition is widely diverse, and comes primarily from three sources: (1) those competitors that are seeking oil and gas fields for expansion, further drilling, or increasing production through improved engineering techniques (2) income-seeking entities purchasing a predictable stream of earnings based upon historic production from the field being acquired, and (3) junior companies seeking exploration opportunities in unknown, unproven territories.

The terms of our option agreement with Brothers Oil & Gas, Inc. may not have been similar to what we would have received in an arms' length transaction with a non-affiliate. ~~Affiliate Transactions.~~ We  ~~have~~ entered into an agreement (the "Option Agreement") with Brothers Oil & Gas Inc. ("Brothers"), whereby Brothers granted us an option to acquire Brothers' interest in the Pioneer Canal Prospect covering approximately 240 acres in Kern County, California.

Several members of the Sewell family control Brothers. The directors of Brothers are Allen Sewell and Michael Sewell. Michael Sewell is Allen Sewell's son and Graeme Sewell's brother. Allen Sewell and Graeme Sewell are two of our directors. Brothers' shareholders are Allen Sewell, his sons Michael Sewell and Brian Sewell, and Nathan Nock, who is Allen Sewell's step-son. As such, our execution of the Option Agreement with Brothers was not an arm's-length transaction with a non-affiliate. We believe that ~~While~~ Allen Sewell ~~has a fiduciary duty to~~ dealt fairly with us and our shareholders in regards to the terms of this transaction, which ~~, there is no guarantee that the terms of the transaction~~ were similar to what we would have received in an arms' length transaction with a non-affiliate. We chose to complete this transaction because at the time we entered into the Option Agreement we felt that the prices for oil and gas were undervalued and we were hopeful that oil and gas prices would increase over time.

~~No Assurance of Success or Profitability. There can be no assurance that we will be able to generate profits or otherwise operate successfully.~~ Our audited financial statements for the year ended April 30, 2003 contain a going concern qualification. There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenue. We anticipate that we may require financing in order to explore, and if warranted, develop oil and gas properties. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in our dissolution.

~~No Assurance of Dividends. There can be no assuranc~~We do not anticipate paying any~~e that we will pay~~ dividends on our capital stock in the foreseeable future. Investors who anticipate the need for immediate income from their investment in our securities should refrain from the purchase of our securities.

~~"Penny Stock" Rules.~~ Our shares ~~will be~~ are subject to rules promulgated by the SEC relating to "penny stocks," which apply to non-NASDAQ companies whose stock trades at less than $5.00 per share or whose tangible net worth is less than $2,000,000. We are subject to "penny stock" rules as our Common Stock is a penny stock. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell our Common Stock, which is a "penny stock", and may affect the ability of purchasers to sell such Common Stock in the secondary market.

~~Conflicts of Interest.~~ Certain of our directors are directors, officers and/or shareholders of other companies that are engaged in the business of acquiring, developing and exploiting natural resource properties. Such associations may give rise to conflicts of interest from time to time. These directors are required by law to act honestly and in good faith with a view to our best interests and to disclose any interest which they may have in any project or opportunity to us.

General Risks of the Oil and Gas Industry

Dependence on Exploratory Drilling Activities. Our success in the participation of exploration for oil & gas will be materially dependent upon the success of any exploratory drilling programs. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Our participation in future drilling activities may not be successful, and if unsuccessful, such failure will have a material adverse effect on our results of operations and financial condition.

Volatility of Oil And Natural Gas Prices. Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that can be produced economically on those properties in which we have an interest.

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

Reserve Replacement Risk. In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we participate in successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our ability to profit from future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. The failure of an operator of our wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact us. In addition, there can be no assurance that our future exploration, development and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs. Furthermore, although our revenues could increase if prevailing prices for oil and natural gas increase significantly, our funding and development costs could also increase.

Operating Risks of Oil And Natural Gas Operations. The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to us. The availability of a ready market for our oil and natural gas production also depends on the proximity of reserves to, and the capacity of oil and natural gas gathering systems, pipelines and trucking or terminal facilities. We may deliver natural gas through gas gathering systems and gas pipelines that we do not own. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our oil and natural gas. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us or by other parties through whom we participate in such properties or leases. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties. In accordance with customary industry practices, our contractors may elect to obtain insurance against some, but not all, of such risks and losses. We do not carry business interruption insurance. We may elect to self-insure if management believes that the cost of insurance is not excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and our results of operations. We anticipate participating in a substantial percentage of our interests in oil and gas properties on a non-operated basis, which may limit our ability to control the risks associated with oil and natural gas operations.

Technological Changes. The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial cost. In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we do. There can be no assurance that we will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by us or implemented in the future may become obsolete. In such case, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

Government Regulation and Environmental Matters. Oil and natural gas operations are subject to various federal, state and local government regulations which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. No assurance can be given that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial condition. The development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to federal, state and local laws and regulations primarily relating to protection of human health and the environment. The discharge of oil, natural gas, or pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Acquisition Risks. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, we perform a review of the subject properties that we believe to be generally consistent with industry practices, which may or may not include obtaining a report from an independent geologist.

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

Shortage of Equipment Services, Supplies and Personnel. There is often competition for scarce drilling and completion equipment, services and supplies. There can be no assurance that sufficient drilling and completion equipment, services and supplies will be available when needed. Any such shortages could delay our proposed exploration, development, and sales activities and could cause a material adverse affect to our financial condition.

If the demand for, and wage rates of, qualified rig crews rise in the drilling industry then the oil and gas industry may experience shortages of qualified personnel to operate drilling rigs. This could delay our drilling operations and adversely affect our financial condition and results of operations.

~~The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding reporting issuers. All of our electronic filings with the SEC are available on the SEC's site.~~

Item 2. Description of Property.

The significant properties in which we have an interest are described below.

OFFICE

We occupy an office of approximately 680 square feet at 789 West Pender Street, Suite 460, Vancouver, British Columbia, Canada, which we occupy rent-free~~.~~ Management believes that such offices will be satisfactory during the near term for the conduct of business. We share this office with several other public companies with some directors and officers in common.

PIONEER CANAL PROSPECT

Option Agreement with Brothers

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

On August 12, 2002, a group of shareholders representing more than two-thirds of our issued and outstanding common shares took the following actions by consent because they believed it was in our best interest:

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Reports to Security Holders.

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

Our transfer agent is Computershare located at 350 Indiana Street, Suite 800, Golden, Colorado, 80401 Tel: (303) 262-0600.

Penny Stock Regulation. Shares of our Common Stock are subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

~~The following information specifies forward-looking statements of our management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Actual results may differ materially from those contemplated by the forward-looking statements.~~

~~The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and amo ng reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.~~

Results of Operation

The following discussion should be read in conjunction with the audited April 30, 2003 financial statements and notes thereto included herein.

We generated no revenues during the year ended April 30, 2003 and we have recorded a net loss of $92,354 compared to a net loss of $77,816 for the year ended April 30, 2002, an increase of 14,538.

The increase in net loss was mainly attributable to the increase in consulting fees and interest expense. Consulting fees were paid to consultants for services rendered which included bookkeeping, preparation of financial statements, preparation of our Form 10-QSB's, our Form 10,-KSB and other filings with the SEC, for correspondence with our transfer agent and legal counsel, and preparation of consent resolutions. Our interest expense relates to interest that was charged on our outstanding accounts payable. We are not aware of any trends, demands, commitments or uncertainties that will result in our liquidity decreasing or increasing in a material way.

We cannot predict when, and if, we will realize positive revenue.

Liquidity and Capital Resources

As of April 30, 2003, we had a working capital deficit of $246,679 compared to a working capital deficit of $184,325 at April 30, 2002. We have been financing our operations primarily from related-party cash advances and through private equity subscriptions. We have arranged with our directors to fund ongoing operating costs, except for management fees due to Allen Sewell. Our directors will advance funds to us as required, however these funds will not be used towards payment of any management fees. These funds will be accounted for as non-interest bearing loans. Allen Sewell has agreed to defer payment of management fees until such future time as we carry out a subsequent financing. No interest is being charged against the deferment of Allen Sewell's management fees. We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations. There is no guarantee that we will be successful in arranging the required financing.

On June 3, 2003, we completed various debt settlement transactions and we issued a total of 10,354,500 commo n shares to various accredited investors at $0.01 per share. These transactions decreased our accounts payable by $102,935 and our advances payable by $610. All of the debt settlement agreements are attached as exhibits to this Report.

Plan of Operation. We have not received revenue from operations during any of the three fiscal years immediately prior to the filing of this Report. We currently have cash reserves of approximately $4,200, which, even given our lack of business activities, we believe will not satisfy our cash requirements for approximately one-hundred and twenty (120) days following the filing of this Report. We intend to raise additional financing through private offerings of our Common Stock. We will offer such stock for sale only after we have identified a viable business opportunity. We will use the capital raised from such activities to finance future business activities.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III

Item 9. Directors, Executive Officers,  Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position/Office held with the Company [1]	Appointed to Office
Allen Sewell	64	Director President	February 19, 1999 February 1, 2001
Graeme Sewell	36	Director Vice President	November 24, 1998 February 1, 2001
Conrad Clemiss	34	Director	February 19, 1999
Negar Towfigh	30	Corporate Secretary	February 19, 1999

ALLEN SEWELL (Graeme Sewell's father) Mr. Sewell has been President and Director of Brothers Oil & Gas Inc. since 1997. In his role with these companies he is responsible for day-to-day management, acquisitions and financial operations. Mr. Sewell is also a director of First Goldwater Resources Inc. Mr. Sewell has also been involved in real estate development including land acquisition, rezoning, development and financing since 1969. Mr. Sewell was previously the Manager of Administration for the National Real Estate Division of The Permanent, which was a trust company with over seventy offices across Canada..

GRAEME SEWELL (Allen Sewell's son) Mr. Sewell is currently a Director of First Goldwater Resources Inc. Mr. Sewell has 14 years' experience in finance and accounting and is responsible for negotiating contracts and arranging financings for us and for several other companies. Mr. Sewell has participated in the financing of numerous oil and gas, resource and technology companies. Mr. Sewell was formerly with Canaccord Capital Corporation as a Sales Assistant and from February 1996 to November 1998 as an Investment Advisor. Prior to this Mr. Sewell was an accountant with Amisano Hanson, Chartered Accountants from June 1991 to July 1994.

CONRAD CLEMISS Mr. Clemiss has over 16 years of experience in the securities industry. Since 1995, Mr. Clemiss has been a Director and Officer of First Goldwater Resources Inc. He has been a director of Micron Enviro Systems, Inc., an oil and gas exploration and development company, since May 28, 2002. Mr. Clemiss was formerly with Canaccord Capital Corporation and Yorkton Securities Inc. Mr. Clemiss has knowledge and experience of the workings of publicly traded companies, specifically in the areas of investor relations and business development.

NEGAR TOWFIGH runs her own consulting firm where she specializes in structuring companies from incorporation to a listing on the TSX Venture Exchange or OTCBB; she assists companies with initial public offerings and handles all regulatory filings. She is currently an officer of First Goldwater Resources Inc. and a director of Habanero Resources Inc. She is also CFO and Secretary of Micron Enviro Systems, Inc., an oil and gas exploration and development company, She has previously been employed in the investment industry with several brokerage houses including Canaccord Capital Corporation, Nesbitt Burns Inc., RBC Dominion and Pacific International Securities Inc. She graduated with a Bachelor of Commerce in Finance from the University of British Columbia in 1995.

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

Allen Sewell was required to file a Form 4 by December 10, 2002 stating his indirect acquisition of 1,000,000 of our common shares, however he did not file a Form 4. He was not aware that we was required to file a Form 4 for an indirect holding. He was informed of this requirement in June 2003 and ~~O~~on June 16, 2003, he filed a Form 5 where he reported the acquisition.

Item 10. Executive Compensation.

Summary Compensation Table

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

The following table sets forth certain information concerning compensation of certain of our executive officers, including our Chief Executive Officer and all executive officers, and the Named Executives, whose total annual salary and bonus exceeded $50,000, for the years ended April 30, 2003, 2002 and 2001:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Allen Sewell [1] President	2003 2002 2001	$48,000 $48,000 $12,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Graeme Sewell [2] President	2001	$ 36,000	Nil	Nil	Nil	Nil	Nil	Nil

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Allen Sewell 101 Church Bay Road Saturna Island, BC Canada, V0N 2Y0	6,667	0% (2)
Graeme Sewell Suite 460, 789 West Pender Street Vancouver, BC Canada V6C 1H2	7,333 Common (3)	0% (2)
Conrad Clemiss 4905 Chalet Place North Vancouver, BC Canada, V7R 4X4	Nil	0%
Negar Towfigh Suite 460, 789 West Pender Street Vancouver, BC Canada V6C 1H2	Nil	0%
Nathan Nock Suite 402, 4373 Halifax Street Burnaby, BC Canada V5C 5Z2	5,000,000	47.5%
Directors and Officers as a Group (six persons)	5,014,000 Common	47.7%
(1)	Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2)	Less than 1%
(3)	~~Graeme Sewell and owns~~This amount includes 6,667 founder's shares.

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

PART IV

Item 13. Exhibits and Reports on Form 8-K.

A.	Financial Statements The balance sheets and the related statements of operations, shareholders' equity and cash flows of Boundaries Capital, Inc. for each of the years ended April 30, 2003 and 2002.
B.	Reports on Form 8-K We did not file any Current Reports on Form 8-K during the quarterly period ended April 30, 2003.
C.	Other Exhibits

Exhibit 2 (i)    Articles of Incorporation. (1)

Exhibit 2 (ii)    Certificate of Amendment to Articles of Incorporation (2)

Exhibit 2 (iii)    By-Laws. (1)

Exhibit 10.1    Debt Settlement Agreement between Boundaries Capital, Inc. and

Martin Zalin dated June 3, 2003 (2)

Exhibit 10.2    Debt Settlement Agreement between Boundaries Capital, Inc. and

499412 B.C. Ltd. dated June 3, 2003   (2)

Exhibit 10.3    Debt Settlement Agreement between Boundaries Capital, Inc. and

Monica Clemiss dated June 3, 2003 (2)

Exhibit 10.4 Debt Settlement Agreement between Boundaries Capital, Inc. and John

Derby dated June 3, 2003 (2)

Exhibit 10.5 Debt Settlement Agreement between Boundaries Capital, Inc. and

Scottish Holdings Inc. dated June 3, 2003 (2)

Exhibit 10.6 Debt Settlement Agreement between Boundaries Capital, Inc. and

Corona Financial Limited dated June 3, 2003 (2)

Exhibit 10.7 Debt Settlement Agreement between Boundaries Capital, Inc. and

Prism Holdings Inc. dated June 3, 2003 (2)

Exhibit 10.8 Debt Settlement Agreement between Boundaries Capital, Inc. and

Deneb Holdings dated June 3, 2003 (2)

Exhibit 10.9 Debt Settlement Agreement between Boundaries Capital, Inc. and

Tiger Capital Corp. dated June 3, 2003 (2)

Exhibit 10.10 Debt Settlement Agreement between Boundaries Capital, Inc. and

Carolyn Sewell dated June 3, 2003 (2)

Exhibit 10.11 Debt Settlement Agreement between Boundaries Capital, Inc. and

Jason Gigliotti dated June 3, 2003 (2)

Exhibit 10.12 Debt Settlement Agreement between Boundaries Capital, Inc. and

Andromeda Investments Inc. dated June 3, 2003 (2)

Exhibit 10.13 Debt Settlement Agreement between Boundaries Capital, Inc. and

Bernard McDougall dated June 3, 2003 (2)

Exhibit 10.14 Debt Settlement Agreement between Boundaries Capital, Inc. and

Richard Saxon dated June 3, 2003 (2)

Exhibit 10.15 Debt Settlement Agreement between Boundaries Capital, Inc. and

Nathan Nock dated June 3, 2003 (2)

Exhibit 10.16 Debt Settlement Agreement between Boundaries Capital, Inc. and

Neil Dinsdale dated June 3, 2003 (2)

Exhibit 10.17 Debt Settlement Agreement between Boundaries Capital, Inc. and

Tina Fabbro dated June 3, 2003 (2)

Exhibit 10.18 Debt Settlement Agreement between Boundaries Capital, Inc. and

Wade Atwood dated June 3, 2003 (2)

Exhibit 31.1 Certification of Chief Executive Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit ~~99.1~~32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (1)     Incorporated by reference from our report on Form 10-KSB filed on August 9, 2001.

        (2)       Incorporated by reference from our annual report on Form 10-KSB filed on July 29, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the SEC ~~at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, 75 Park Place, Room 1228, New York, New York 10007; and at its Chicago Regional Office, 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604,~~ and copies of such materials can be obtained from the Public Reference Section of the SEC at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. We intend to furnish our shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

Item 14. Principal Accountant Fees and Services.

Audit Services

Audit services consist of the audit of our annual financial statements, review of the quarterly financial statements, accounting consultations and consents and other services related to SEC filings. During fiscal year 2002 and 2003, audit fees paid to Amisano Hanson were $8,780.51 and $7,625.36, respectively.

Tax Services

Amisano Hanson did not provide us with any tax consulting or related services.

Our audit committee considered and authorized all services provided by Amisano Hanson.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

~~BOUNDARIES CAPITAL,~~
~~INC~~GOLDEN PATRIOT, CORP.

Dated: ~~July 28, 2003~~November 18, 2003	By: /s/ ~~Allen Sewell~~Conrad Clemiss
~~Allen Sewell~~Conrad Clemiss
President and Director

SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

~~BOUNDARIES CAPITAL,~~
~~INC~~GOLDEN PATRIOT, CORP.

Dated: ~~July 28, 2003~~November 18, 2003	By: /s/ ~~Allen Sewell~~Conrad Clemiss
~~Allen Sewell~~Conrad Clemiss
President and Director

Dated: ~~July 28, 2003~~November 18, 2003	By: /s/ ~~Graeme Sewell~~David Derby
~~Graeme Sewell~~David Derby
~~Vice President~~CFO and Director

Dated: ~~July 28, 2003~~November 18, 2003	By: /s/ ~~Conrad Clemiss~~E. L. Hunsaker III
~~Conrad Clemiss~~E. L. Hunsaker III

Director

~~CERTIFICATIONS~~

~~I, Allen Sewell, certify that:~~

~~1 . I have reviewed this annual report on Form 10-KSB of Boundaries Capital, Inc.~~

~~2 . Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;~~

~~3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;~~

~~4 . The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:~~

~~a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;~~

~~b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and~~

~~c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;~~

~~5 . The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):~~

~~a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and~~

~~b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and~~

~~6 . The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.~~

~~Date: July 28, 2003~~

~~/s/ Allen Sewell~~

~~Allen Sewell, President, Director~~

~~CERTIFICATIONS~~

~~I, Graeme Sewell, certify that:~~

~~1 . I have reviewed this annual report on Form 10-KSB of Boundaries Capital, Inc.~~

~~2 . Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;~~

~~3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;~~

~~4 . The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:~~

~~d)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;~~

~~e)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and~~

~~f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;~~

~~5 . The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):~~

~~c)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and~~

~~d)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and~~

~~6 . The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.~~

~~Date: July 28, 2003~~

~~/s/ Graeme Sewell~~

~~Graeme Sewell, Vice President, Director~~

BOUNDARIES CAPITAL , INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

April 30, 2003 and 2002

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

Boundaries Capital, Inc.

(formerly Herrimen Oil & Gas Inc.)

We have audited the accompanying balance sheets of Boundaries Capital, Inc. ( formerly Herrimen Oil & Gas Inc.) (An Exploration Stage Company) as of April 30, 2003 and 2002 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended April 30, 2003, 2002 and 2001 and the period from November 24, 1998 (Date of Inception of the Exploration Stage) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Blaine, Washington~~Vancouver, Canada~~	/s/ Amisano Hanson
July 3, 2003	~~Charted~~Certified Public Accountants

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

April 30, 2003 and 2002

(Stated in US Dollars)

		(Note 5)
ASSETS	2003	2002
Current
Cash	$ 10	$ -

LIABILITIES
Current
Bank overdraft	$ -	$ 6
Accounts payable - Notes 6 and 11	237,923	150,303
Advances payable - Notes 4, 6 and 11	8,766	34,016

	246,689	184,325

STOCKHOLDERS' DEFICIENCY
Capital stock - Notes 5 and 11
Common stock, $0.001 par value
50,000,000 authorized
167,017 outstanding (April 30, 2002: 153,683) - Note 11	167	153
Paid-in capital - Note 11	317,689	287,703
Deficit accumulated during the exploration stage	(564,535)	(472,181)

	(246, ~~579)~~679)	(184,325)

	$ 10	$ -

Nature and Continuance of Operations - Note 1

Subsequent Event - Note 11

APPROVED BY THE DIRECTORS:

/s/ ~~Allen Sewell~~ Conrad Clemiss , Director	/s/ ~~Graeme Sewell~~David Derby , Director

SEE ACCOMPANYING NOTES

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended April 30, 2003, 2002 and 2001 and the period from

November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2003

(Stated in US Dollars)

										November 24,
										1998 (Date of
										Inception of
										the Exploration
										Stage) to
										April 30,
			2003			2002			2001	2003

Revenue			$-			$-	$			$-

General and Administrative Expenses
 ~~Administration fees - Note~~	~~$~~			~~$~~	~~-~~	(6,773)	~~$~~			~~$ 14,527~~ (6,773)
~~6~~Abandonment of capital assets

Administration fees - Note 6			-			-			-	14,527
Amortization			-			1,195			1,406	4,990
Audit and accounting fees			10,495			10,670			3,000	32,903
Consulting fees - Note 6			9,074			3,875			-	14,949
Cost recovery - Note 6			-			-			-	(4,000)
Exploration and development
expenses			-			-			-	(34,037)
Filing fees			2,286			2,414			150	8,925
Interest			12,139			-			-	12,139
Legal fees			5,980			230			4,991	51,529
Management fees - Note 6			48,000			48,000			48,000	216,000
Office and miscellaneous			588			2,412			881	11,931
Promotion			-			-			-	35,953
Rent - Note 6			-			-			-	1,432
Telephone			-			-			-	3,050
Transfer agent			3,792			2,247			1,543	11,431
Travel and automobile			-			-			-	23,466
Write off of oil and gas properties			-			-			-	-
- Notes 3 and 6			-			-			(14,500)	(84,500)
			-			-
~~Loss before the following~~		~~(~~	~~92,354)~~		~~(~~	~~71,043)~~		~~(~~	~~59,971)~~	~~( 439,225)~~

~~Abandonment of capital assets~~
~~- Note~~ 6	-	~~(~~	~~92,354)~~		~~(~~	~~6,773)~~	-	~~(~~	~~74,471)~~	~~( 6,773)~~
						(77,816)				(564,535)

SEE ACCOMPANYING NOTES

~~Exploration and development~~
~~expenses~~	-	-		-	~~(~~	~~34,037)~~
~~Write off of oil and gas properties~~
~~- Note~~ 3	-	-	(	~~14,500)~~	(	~~84,500~~)

Net loss for the period	$(92,354)	$(77,816)		$(74,471)		$(564,535)

Basic loss per share	$(0.58)	$(0.51)		$(0.49)

Weighted average number of shares
outstanding	158,652	153,684		152,017

SEE ACCOMPANYING NOTES

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended April 30, 2003, 2002 and 2001 and the period from

November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2003

(Stated in US Dollars)

				November 24,
				1998 (Date of
				Inception of
				the Exploration
				Stage) to
				April 30,
	2003	2002	2001	2003
Cash Flows provided from (used in) Operating Activities
Net loss for the period	$ (92,354)	$ (77,816)	$ (74,471)	$ (564,535)
Add: items not affecting cash
Abandonment of capital assets	-	6,773	-	6,773
Amortization	-	1,195	1,406	4,990
Write off of oil and gas properties	-	-	14,500	84,500
Changes in non-cash working capital balances:
Accounts payable	87,620	63,459	52,182	237,923
Advances payable	4,750	4,016	-	38,766

Net cash provided from (used in) operating activities	16	(2,373)	(6,383)	(191,583)

Cash Flows from Financing Activities
Common stock issued	-	-	-	224,656
Common stock subscriptions	-	-	5,000	63,200
Net cash from financing activities	-	-	5,000	287,856

Cash Flows from (used in) Investing Activities
Acquisition of capital assets	-	-	-	(11,763)
Acquisition of oil and gas properties	-	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000	2,000
Proceeds (repayment) of bank overdraft	(6)	6	-	-
Net cash from (used in) investing Activities	(6)	6	2,000	(96,263)

.../Cont'd.

BOUNDARIES CAPITAL, INC.

                                        Continued

(formerly Herrimen Oil & Gas Inc.)

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended April 30, 2003, 2002 and 2001 and the period from

November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2003

(Stated in US Dollars)

				November 24,
				1998 (Date of
				Inception of
				the Exploration
				Stage) to
				April 30,
	2003	2002	2001	2003
Net increase (decrease) in cash during the period	10	(2,367)	617	10

Cash, beginning of the period	-	2,367	1,750	-

Cash, end of the period	$ 10	$ -	$ 2,367	$ 10

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -	$ -

Non-cash Transaction - Note 9

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2003

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Stock issued pursuant to private placement agreements - at $0.15	13,333	$ 13	$ 1,987	$ -	$ 2,000
- at $2.25	88,495	88	199,026	-	199,114
- at $3.00	2,222	2	6,665	-	6,667
- at $74.91	267	-	20,000	-	20,000
- at $2.25	7,500	8	16,867	-	16,875

	111,817	111	244,545	-	244,656
Net loss for the period	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	111,817	111	244,545	(184,872)	59,784

Stock rescission - at $74.91	(267)	-	(20,000)	-	(20,000)
Stock subscriptions - at $1.50	38,800	39	58,161	-	58,200
Net loss for the year	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	150,350	150	282,706	(319,894)	(37,038)

Stock subscriptions - at $1.50	3,333	3	4,997	-	5,000
Net loss for the year	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	153,683	153	287,703	(394,365)	(106,509)
Net loss for the year	-	-	-	(77,816)	(77,816)

Balance, April 30, 2002	153,683	153	287,703	(472,181)	(184,325)
Stock subscriptions - at $2.25	13,338	14	29,986	-	30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	167,021	$ 167	$ 317,689	$ (564,535)	$ (246,679)

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2003 and 2002

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

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

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $246,679 as of April 30, 2003 and has accumulated a deficit of $564,535 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended April 30, 2004 by the issuance of common stock. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Boundaries Capital, Inc.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2003 and 2002

(Stated in US Dollars) - Page 2

Note 2

Summary of Significant Accounting Policies - (cont'd)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company is an exploration stage company as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company ~~is devoting~~has devoted substantially all of its ~~present~~ efforts to the business of exploration and development of oil and gas ~~properties~~interests in California. All losses accumulated since incorporation have been considered as part of the Company's exploration stage activities.

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

Boundaries Capital, Inc.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2003 and 2002

(Stated in US Dollars) - Page 3

Note 2

Summary of Significant Accounting Policies - (cont'd)

Environmental Costs

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

There have been no environmental expenses incurred by the Company.

Values

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

Boundaries Capital, Inc.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2003 and 2002

(Stated in US Dollars) - Page 4

Note 2

Summary of Significant Accounting Policies - (cont'd)

Financial Instruments

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

Pioneer Canal Project

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

Midway Oil and Gas Lease

During the year ended April 30, 2001, the Company wrote-off the balance of acquisition costs totalling $14,500.

Note 4

Advances Payable

	2003	2002

Advances from related parties	$ 8,766	$ 19,016
Share subscriptions	-	15,000

	$ 8,766	$ 34,016

These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Boundaries Capital, Inc.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2003 and 2002

(Stated in US Dollars) - Page 5

Note 5

Capital Stock - Note 11

On March 24, 2003, the shareholders of the Company approved a consolidation of its common stock on a 150 old for 1 new basis.  The Company has reflected this consolidation retroactively.

Note 6

Related Party Transactions - Notes 3 and 4

The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

				November 24,
				1998 (Date of Incep-
				tion of Exploration
				Stage to April 30,
	2003	2002	2001	2003
Administration fees	$ -	$ -	$ -	$ 14,527
Capital assets	-	-	-	3,547
Consulting fees	9,074	3,875	-	14,949
Cost recovery	-	-	-	(4,000)
Management fees	48,000	48,000	48,000	216,000
Rent	-	-	-	1,432
Write-off of oil and gas properties	-	-	-	45,000

	$ 57,074	$ 51,875	$ 48,000	$ 291,455

The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

At April 30, 2003 and 2002, the Company owed the following amounts to directors of the Company or companies with directors in common:

	2003	2002
Accounts payable	$ 169,308	$ 112,234
Advances payable	8,766	19,016

	$ 178,074	$ 131,250

These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Boundaries Capital, Inc.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2003 and 2002

(Stated in US Dollars) - Page 6

Note 7

Deferred Tax Assets

The significant components of the Company's deferred tax assets are as follows:

Total
Deferred Tax Assets
Non-capital loss carryforwards	$ 187,887
Valuation allowance for deferred tax assets	(187,887)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has ~~chosen to provide~~provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry, as it is more likely than not that all of the deferred tax assets will not be realized.

Note 8

Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss.  At April 30, 2003, the Company has net operating loss carryforwards, which expire commencing in 2019 totalling approximately $553,000, the benefit of which has not been recorded in the financial statements.

Note 9

Non-cash Transaction

Operating and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the year ended April 30, 2003, the Company issued 13, ~~333~~338 common shares at $2.25 per share pursuant to share subscription agreements.  Consideration for these share subscriptions totalling $30,000 was advanced to the company as loan proceeds during the year ended April 30, 2000.  This transaction was excluded from the statement of cash flows.

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

Note 11

Subsequent Event

Subsequent to April 30, 2003, the Company agreed to issue 10,354,500 common shares to settle accounts payable totalling $102,935 and advances payable totalling $610, all outstanding at April 30, 2003, at a price of $0.01 per share.