Form 10KSB/A
period 2003-04-30
GOLDEN PATRIOT CORP
filed 2003-11-24
CIK 1080036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number _0-33065________________________

Golden Patriot, Corp. Name of Small Business Issuer

Nevada (State or other jurisdiction of incorporation or organization)	98-0216152 (I.R.S. Employer Identification No.)

Suite 1205, 789 West Pender Street Vancouver, British Columbia (Address of principal executive offices)	V6C 1H2 (Zip Code)

Issuer's telephone number: (604) 443-0627

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

Yes_______

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

Working Interest - The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Risk Factors

We may not achieve or sustain profitability or positive cash flows from operating activities in the future.  We were incorporated under the laws of Nevada on November 24, 1998, and therefore have a limited operating history.  For the period from inception to April 30, 2003, we have incurred a net loss of $564,535.  We face all of the risks inherent in a new business, for example we may not generate sufficient revenue or be able to obtain loans or other sources of financing in order to sustain the business.  Also, as a new business we are in the exploration stage of our development and we do not know when, if ever, we will graduate to the developing and producing stages of  the business cycle.  In addition, we can only provide limited historical information and financial data about our operations upon which a prospective investor can make an informed decision as to our future prospects.  Estimates with respect to the proved reserves and level of future production attributable to wells in which we may participate are difficult to determine and there may be little or no recoverable reserves realized from such wells. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. Our future financial results will depend primarily on our ability to participate in properties which result in the production of hydrocarbons in commercial quantities and on the market prices for oil and natural gas.

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

The terms of our option agreement with Brothers Oil & Gas, Inc. may not have been similar to what we would have received in an arms' length transaction with a non-affiliate.  We entered into an agreement (the "Option Agreement") with Brothers Oil & Gas Inc. ("Brothers"), whereby Brothers granted us an option to acquire Brothers' interest in the Pioneer Canal Prospect covering approximately 240 acres in Kern County, California.

Several members of the Sewell family control Brothers.  The directors of Brothers are Allen Sewell and Michael Sewell.  Michael Sewell is Allen Sewell's son and Graeme Sewell's brother.  Allen Sewell and Graeme Sewell are two of our directors.  Brothers' shareholders are Allen Sewell, his sons Michael Sewell and Brian Sewell, and Nathan Nock, who is Allen Sewell's step-son.  As such, our execution of the Option Agreement with Brothers was not an arm's-length transaction with a non-affiliate.   We believe that Allen Sewell dealt fairly with us and our shareholders in regards to the terms of this transaction, which were similar to what we would have received in an arms' length transaction with a non-affiliate.  We chose to complete this transaction because at the time we entered into the Option Agreement we felt that the prices for oil and gas were undervalued and we were hopeful that oil and gas prices would increase over time.

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

We do not anticipate paying any dividends on our capital stock in the foreseeable future. Investors who anticipate the need for immediate income from their investment in our securities should refrain from the purchase of our securities.

Our shares are subject to rules promulgated by the SEC relating to "penny stocks," which apply to non-NASDAQ companies whose stock trades at less than $5.00 per share or whose tangible net worth is less than $2,000,000.  We are subject to "penny stock" rules as our Common Stock is a penny stock.  These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell our Common Stock, which is a "penny stock", and may affect the ability of purchasers to sell such Common Stock in the secondary market.

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

OFFICE

We occupy an office of approximately 680 square feet at 789 West Pender Street, Suite 460, Vancouver, British Columbia, Canada, which we occupy rent-free  Management believes that such offices will be satisfactory during the near term for the conduct of business.  We share this office with several other public companies with some directors and officers in common.

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

ALLEN SEWELL (Graeme Sewell's father) Mr. Sewell has been President and Director of  Brothers Oil & Gas Inc. since 1997.  In his role with these companies he is responsible for day-to-day management, acquisitions and financial operations.  Mr. Sewell is also a director of First Goldwater Resources Inc. Mr. Sewell has also been involved in real estate development including land acquisition, rezoning, development and financing since 1969.  Mr. Sewell was previously the Manager of Administration for the National Real Estate Division of The Permanent, which was a trust company with over seventy offices across Canada.

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

Allen Sewell was required to file a Form 4 by December 10, 2002 stating his indirect acquisition of 1,000,000 of our common shares, however he did not file a Form 4.  He was not aware that we was required to file a Form 4 for an indirect holding.  He was informed of this requirement in June 2003 and on June 16, 2003, he filed a Form 5 where he reported the acquisition.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Allen Sewell 101 Church Bay Road Saturna Island, BC Canada, V0N 2Y0	6,667	0%(2)
Graeme Sewell Suite 460, 789 West Pender Street Vancouver, BC Canada V6C 1H2	7,333 Common (3)	0% (2)
Conrad Clemiss 4905 Chalet Place North Vancouver, BC Canada, V7R 4X4	Nil	0%
Negar Towfigh Suite 460, 789 West Pender Street Vancouver, BC Canada V6C 1H2	Nil	0%
Nathan Nock Suite 402, 4373 Halifax Street Burnaby, BC Canada V5C 5Z2	5,000,000	47.5%
Directors and Officers as a Group (six persons)	5,014,000 Common	47.7%

(1)

Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2)

Less than 1%

(3)

This amount includes 6,667 founder's shares.

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

Exhibit 32.1

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Incorporated by reference from our report on Form 10-KSB filed on August 9, 2001.

(2)     Incorporated by reference from our annual report on Form 10-KSB filed on July 29, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the SEC.  Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the SEC and copies of such materials can be obtained from the Public Reference Section of the SEC at its principal office in Washington, D.C., at prescribed rates.  In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.  We intend to furnish our shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

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

GOLDEN PATRIOT, CORP.
Dated: November 18, 2003	By: /s/ Conrad Clemiss Conrad Clemiss President and Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: November 18, 2003	By: /s/ Conrad Clemiss Conrad Clemiss President and Director
Dated: November 18, 2003	By: /s/ David Derby David Derby CFO and Director
Dated: November 18, 2003	By: /s/ E. L. Hunsaker III E. L. Hunsaker III Director

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

Blaine, Washington	/s/ Amisano Hanson
July 3, 2003	Certified Public Accountants

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

April 30, 2003 and 2002

(Stated in US Dollars)

		(Note 5)
ASSETS	2003	2002
Current
Cash	$ 10	$ -

LIABILITIES
Current
Bank overdraft	$ -	$ 6
Accounts payable - Notes 6 and 11	237,923	150,303
Advances payable - Notes 4, 6 and 11	8,766	34,016

	246,689	184,325

STOCKHOLDERS' DEFICIENCY
Capital stock - Notes 5 and 11
Common stock, $0.001 par value
50,000,000 authorized
167,017 outstanding (April 30, 2002: 153,683) - Note 11	167	153
Paid-in capital - Note 11	317,689	287,703
Deficit accumulated during the exploration stage	(564,535)	(472,181)

	(246,679)	(184,325)

	$ 10	$ -

Nature and Continuance of Operations - Note 1

Subsequent Event - Note 11

APPROVED BY THE DIRECTORS:

/s/ Conrad Clemiss , Director	/s/ David Derby , Director

SEE ACCOMPANYING NOTES

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

for the years ended April 30, 2003, 2002 and 2001 and the period from

November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2003

(Stated in US Dollars)

				November 24,
				1998 (Date of
				Inception of
				the Exploration
				Stage) to
				April 30,
	2003	2002	2001	2003
Revenue	$ -	$ -	$	$ -

General and Administrative Expenses
Abandonment of capital assets		(6,773)		(6,773)
Administration fees - Note 6	-	-	-	14,527
Amortization	-	1,195	1,406	4,990
Audit and accounting fees	10,495	10,670	3,000	32,903
Consulting fees - Note 6	9,074	3,875	-	14,949
Cost recovery - Note 6	-	-	-	(4,000)
Exploration and development expenses	-	-	-	(34,037)
Filing fees	2,286	2,414	150	8,925
Interest	12,139	-	-	12,139
Legal fees	5,980	230	4,991	51,529
Management fees - Note 6	48,000	48,000	48,000	216,000
Office and miscellaneous	588	2,412	881	11,931
Promotion	-	-	-	35,953
Rent - Note 6	-	-	-	1,432
Telephone	-	-	-	3,050
Transfer agent	3,792	2,247	1,543	11,431
Travel and automobile	-	-	-	23,466
Write off of oil and gas properties - Notes 3 and 6	-	-	(14,500)	(84,500)

	(92,354)	(77,816)	(74,471)	(564,535)

Net loss for the period	$ (92,354)	$ (77,816)	$ (74,471)	$ (564,535)

Basic loss per share	$ (0.58)	$ (0.51)	$ (0.49)

Weighted average number of shares outstanding	158,652	153,684	152,017

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

SEE ACCOMPANYING NOTES

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

(Stated in US Dollars) - Page 2

Note 2

Summary of Significant Accounting Policies - (cont'd)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company is an exploration stage company as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to the business of exploration and development of oil and gas interests in California.  All losses accumulated since incorporation have been considered as part of the Company's exploration stage activities.

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

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations.  The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry, as it is more likely than not that all of the deferred tax assets will not be realized.

Note 8

Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss.  At April 30, 2003, the Company has net operating loss carryforwards, which expire commencing in 2019 totalling approximately $553,000, the benefit of which has not been recorded in the financial statements.

Note 9

Non-cash Transaction

Operating and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the year ended April 30, 2003, the Company issued 13,338 common shares at $2.25 per share pursuant to share subscription agreements.  Consideration for these share subscriptions totalling $30,000 was advanced to the company as loan proceeds during the year ended April 30, 2000.  This transaction was excluded from the statement of cash flows.

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