Form 10QSB/A
period 2003-07-31
GOLDEN PATRIOT CORP
filed 2003-11-24
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33065

GOLDEN PATRIOT,CORP.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

98-0216152

(State or other jurisdiction of                                                                (IRS Employer

incorporation)                                                                                       Identification No.)

789 West Pender Street, Suite 1205, Vancouver, BC  V6C 1H2

(Address of principal executive offices)

604-646-6906

(Issuer’s telephone number)

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Boundaries Capital, Inc.’s (the “Company’s”) unaudited financial statements for the three months ended July 31, 2003 are included with this Form 10-QSB.  The unaudited financial statements for the three months ended July 31, 2003 include:

(a)

Balance Sheets as of July 31, 2003 and April 30, 2003;

(b)

Statements of Operations – for the three months ended July 31, 2003 and 2002, and for the period from November 24, 1998 (date of inception of exploration stage) to July 31, 2003;

(c)

Statements of Cash Flows – for the three months ended July 31, 2003 and 2002, and for the period from November 24, 1998 (date of inception of exploration stage) to July 31, 2003;

(d)

Statement of Stockholders’ Equity (Deficiency) - for the period from November 24, 1998 (date of inception of exploration stage) to July 31, 2003;

(e)

Notes to the Financial Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB/A and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended July 31, 2003 are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

BOUNDARIES CAPITAL, INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

July 31, 2003 and April 30, 2003

(Unaudited)

(Stated in US Dollars)

	(Unaudited)	(Audited)
	July 31,	April 30,
ASSETS	2003	2003
Current
Cash	$ 7,134	$ 10

LIABILITIES
Current
Accounts payable	$ 140,756	$ 237,923
Advances payable	27,106	8,766

	167,862	246,689

STOCKHOLDERS’ DEFICIENCY
Capital stock
Common stock, $0.001 par value
50,000,000 authorized
10,521,521 outstanding (April 30, 2003: 167,017)	10,522	167
Paid-in capital	410,879	317,689
Deficit accumulated during the exploration stage	(582,129)	(564,535)

	(160,728)	(246,679)

	$ 7,134	$ 10

SEE ACCOMPANYING NOTES

BOUNDARIES CAPITAL, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended July 31, 2003 and 2002,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2003

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2003	2002	2003
Revenue	$ -	$ -	$ -

General and Administrative Expenses
Abandonment of capital assets	-	-	6,773
Administration fees	-	-	14,527
Amortization	-	-	4,990
Audit and accounting	1,500	2,694	34,403
Consulting fees	4,050	2,275	18,999
Cost recovery	-	-	(4,000)
Exploration and development expenses	-	-	34,037
Filing fees	254	410	9,179
Interest	-	-	12,139
Legal fees	-	660	51,529
Management fees	12,000	12,000	228,000
Office and miscellaneous	-	101	11,931
Promotion	-	-	35,953
Rent	-	-	1,432
Telephone	-	-	3,050
Transfer agent	674	912	12,105
Travel and auto	-	-	23,466
Write-off of accounts payable	(884)	-	(884)
Write-off of oil and gas properties	-		84,500

	(17,594)	(19,052)	(582,129)

Net loss for the period	$ (17,594)	$ (19,052)	$ (582,129)

Basic loss per share	$ (0.00)	$ (0.12)

Weighted average number of shares outstanding	6,694,858	153,684

SEE ACCOMPANYING NOTES

BOUNDARIES CAPITAL, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2003 and 2002,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2003

(Unaudited)

 (Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2003	2002	2003
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (17,594)	$ (19,052)	$ (582,129)
Add: items not affecting cash
Abandonment of capital assets	-	-	6,773
Write-off of accounts payable	(884)	-	(884)
Amortization	-	-	4,990
Write-off of oil and gas properties	-	-	84,500
Change in non-cash working capital items related to operations
Accounts payable	7,262	18,354	245,185
Advances payable	18,340	200	57,106

Cash provided by (used in) operating activities	7,124	(498)	(184,459)

Cash Flows provided by Financing Activities
Common stock issued		-	224,656
Common stock subscriptions	-	-	63,200
Bank overdraft	-	498	-

Cash flow provided by financing activities	-	498	287,856

Cash Flows provided by (used in) Investing Activities
Acquisition of capital assets	-	-	(11,763)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash used in investing activities	-	-	(96,263)

Net increase in cash during the period	7,124	-	7,134

Cash, beginning of the period	10	-	-

Cash, end of the period	$ 7,134	$ -	$ 7,134

…/Cont’d.

SEE ACCOMPANYING NOTES

BOUNDARIES CAPITAL, INC.

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

Non-cash Transaction – Note 4

SEE ACCOMPANYING NOTES

BOUNDARIES CAPITAL, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2003

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Stock issued pursuant to private placement agreements – at $0.15	13,333	$ 13	$ 1,987	$ -	$ 2,000
– at $2.25	88,495	88	199,026	-	199,114
– at $3.00	2,222	2	6,665	-	6,667
– at $74.91	267	-	20,000	-	20,000
– at $2.25	7,500	8	16,867	-	16,875

	111,817	111	244,545	-	244,656
Net loss for the period	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	111,817	111	244,545	(184,872)	59,784
Stock rescission – at $74.91	(267)	-	(20,000)	-	(20,000)
Stock subscriptions – at $1.50	38,800	39	58,161	-	58,200
Net loss for the year	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	150,350	150	282,706	(319,894)	(37,038)
Stock subscriptions – at $1.50	3,333	3	4,997	-	5,000
Net loss for the year	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	153,683	153	287,703	(394,365)	(106,509)
Net loss for the year	-	-	-	(77,816)	(77,816)

Balance, April 30, 2002	153,683	153	287,703	(472,181)	(184,325)
Stock subscriptions – at $2.25	13,338	14	29,986	-	30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	167,021	167	317,689	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements – at $0.01	10,354,500	10,355	93,190	-	103,545
Net loss for the period	-	-	-	(17,594)	(17,594)

Balance, July 31, 2003	10,521,521	$ 10,522	$ 410,879	$ (582,129)	$ (160,728)

SEE ACCOMPANYING NOTES

BOUNDARIES CAPITAL, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2003

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2003 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2003 annual financial statements.

Note 2

Continuance of Operations

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

Note 3

Commitment

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

(Stated in US Dollars) – Page 2

Note 4

Non-cash Transaction

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

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of July 31, 2003, we had a working capital deficiency of $160,728 compared to a working capital deficit of $246,679 at April 30, 2003.  We have been financing our operations primarily from related-party cash advances and through private equity subscriptions.  We have arranged with our directors to fund ongoing operating costs, except for management fees due to Allen Sewell.  Our directors will advance funds to us as required, however these funds will not be used towards payment of any management fees.  These funds will be accounted for as non-interest bearing loans.  Allen Sewell has agreed to defer payment of management fees until such future time as we carry out a subsequent financing.  No interest is being charged against the deferment of Allen Sewell’s management fees.  We intend to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, and to generally meet our future corporate obligations.    There is no guarantee that we will be successful in arranging the required financing.

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

PART II – OTHER INFORMATION

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

None.

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

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

Date:  November 18, 2003

GOLDEN PATRIOT, CORP.

By:  /s/ Conrad Clemiss

Conrad Clemiss

President, Director