Form 10QSB/A
period 2003-07-31
GOLDEN PATRIOT CORP
filed 2003-11-24
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X ]    Quarterly 1934Report pursuant to Section13 or15(d) of the Securities Exchange Act of

For the quarterly period ended July 31, 2003

[ ]       Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33065

~~BOUNDARIES CAPITAL, INC~~GOLDEN PATRIOT,CORP.

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

Financial Statements

Item 1.

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

to July 31, 2003

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2003	2002	2003
Revenue	$ -	$ -	$ -

General and Administrative Expenses
~~Administration fees~~ Abandonment of capital assets	~~$ -~~ -	~~$ -~~ -	~~$ 14,527~~ 6,773
Administration fees	-	-	14,527
Amortization	-	-	4,990
Audit and accounting	1,500	2,694	34,403
Consulting fees	4,050	2,275	18,999
Cost recovery	-	-	(4,000)
Exploration and development expenses	-	-	34,037
Filing fees	254	410	9,179
Interest	-	-	12,139
Legal fees	-	660	51,529
Management fees	12,000	12,000	228,000
Office and miscellaneous	-	101	11,931
Promotion	-	-	35,953
Rent	-	-	1,432
Telephone	-	-	3,050
Transfer agent	674	912	12,105
Travel and auto	-	-	23,466
Write-off of accounts payable	(884)	-	(884)
~~Loss before the following~~Write-off of oil and gas properties	~~(18,478)~~ -	(~~19,052) -~~	~~(457,703)~~ 84,500

 ~~Abandonment of capital assests~~	~~-~~	~~-~~	~~(6,773)~~
Write off of accounts payable	~~884~~ (17,594)	~~-~~ (19,052)	~~884~~ (582,129)

SEE ACCOMPANYING NOTES

~~Exploration and development expenses~~	~~-~~	~~-~~	~~(34,037)~~
~~Write off of oil and gas properties~~	-	-	~~(84,500)~~
Net loss for the period	$ (17,594)	$ (19,052)	$ (582,129)
Basic loss per share	$ (0.00)	$ (0.12)
Weighted average number of shares outstanding	6,694,858	153,684

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

Date: ~~September 15, 2003~~November 18, 2003

~~BOUNDARIES CAPITAL, INC~~GOLDEN PATRIOT, CORP.

By: /s/ Conrad Clemiss~~Allen Sewell~~

~~Allen Sewell~~

Conrad Clemiss

President, Director

~~CERTIFICATIONS~~

~~I, Allen Sewell, certify that:~~

~~1 . I have reviewed this quarterly report on Form 10-QSB of Boundaries Capital, Inc.~~

~~2 . Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;~~

~~3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;~~

~~4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:~~

~~a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;~~

~~b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and~~

~~c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;~~

~~5 . The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):~~

     ~~a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and~~

~~b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and~~

~~6 . The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.~~

~~Date: September 15, 2003~~

~~/s/ Allen Sewell~~

~~Allen Sewell, President~~

~~CERTIFICATIONS~~

~~I, Graeme Sewell, certify that:~~

~~1 . I have reviewed this quarterly report on Form 10-QSB of Boundaries Capital, Inc.~~

~~2 . Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;~~

~~3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;~~

~~4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:~~

~~a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;~~

~~b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and~~

~~c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;~~

~~5 . The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):~~

     ~~a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and~~

~~b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and~~

~~6 . The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.~~

~~Date: September 15, 2003~~

~~/s/ Graeme Sewell~~

~~Graeme Sewell, CFO~~