Form 10QSB
period 2003-10-31
GOLDEN PATRIOT CORP
filed 2003-12-19
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

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

789 West Pender Street, Suite 1205, Vancouver, BC, Canada  V6C 1H2

(Address of principal executive offices)

604-443-0627

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes

(   ) No

There were 65,107,605 common shares outstanding of as of December 18, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

The financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2003 and April 30, 2003

(Unaudited)

(Stated in US Dollars)

	(Unaudited)	(Audited)
	October 31,	April 30,
ASSETS	2003	2003
Current
Cash	$ 883	$ 10
Prepaid fees - Note 6	187,500	-

	$ 188,383	$ 10

LIABILITIES
Current
Accounts payable	$ 222,262	$ 237,923
Advances payable	37,106	8,766

	259,368	246,689

STOCKHOLDERS' DEFICIENCY
Capital stock - Note 6
Common stock, $0.001 par value
150,000,000 authorized (April 30, 2003: 250,000,000)
65,107,607 outstanding (April 30, 2003: 835,105)	65,108	835
Paid-in capital	606,293	317,021
Deficit accumulated during the exploration stage	(742,386)	(564,535)

	(70,985)	(246,679)

	$ 188,383	$ 10

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended October 31, 2003 and 2002,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2003

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended		Six months ended		Stage) to
	October 31,		October 31,		October 31,
	2003	2002	2003	2002	2003
Revenue	$ -	$ -	$ -	$ -	$ -
			-
General and Administrative Expenses
Abandonment of capital assets	-	-	-	-	6,773
Administration fees	-	-	-	-	14,527
Amortization	-	-	-	-	4,990
Audit and accounting	1,927	1,207	3,427	3,901	36,330
Consulting fees	70,325	1,863	74,375	4,138	89,324
Cost recovery	-	-	-	-	(4,000)
Exploration and development expenses	21,480	-	21,480	-	55,517
Filing fees	5,129	325	5,383	735	14,308
Interest	-	-	-	-	12,139
Legal fees	2,660	1,980	2,660	2,640	54,189
Management fees	54,330	12,000	66,330	24,000	282,330
Office and miscellaneous	1,502	319	1,502	420	13,433
Promotion	-	-	-	-	35,953
Rent	2,029	-	2,029	-	3,461
Telephone	395	-	395	-	3,445
Transfer agent	1,555	432	2,229	1,344	13,660
Travel and auto	-	-	-	-	23,466
Write-off of accounts payable	(1,075)	-	(1,959)	-	(1,959)
Write-off of oil and gas properties	-	-	-	-	84,500

	(160,257)	(18,126)	(177,851)	(37,178)	(742,386)

Net loss for the period	$ (160,257)	$ (18,126)	$ (177,851)	$ (37,178)	$ (742,386)

Basic loss per share	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.05)

Weighted average number of shares outstanding	62,324,997	777,659	47,899,643	777,659

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2003 and 2002,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2003

(Unaudited)

 (Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Six months ended		Stage) to
	October 31,		October 31,
	2003	2002	2003
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (177,851)	$ (37,178)	$ (742,386)
Add: items not affecting cash
Abandonment of capital assets	-	-	6,773
Write-off of accounts payable	(1,959)	-	(1,959)
Issuance of common stock for expenses	62,500	-	62,500
Amortization	-	-	4,990
Write-off of oil and gas properties	-	-	84,500
Change in non-cash working capital items related to operations
Accounts payable	89,843	35,814	327,766
Advances payable	28,340	2,250	67,106
Prepaid expenses	-	(883)	-

Cash provided by (used in) operating activities	873	3	(190,710)

Cash Flows provided by Financing Activities
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200

Cash flow provided by financing activities	-	-	287,856

Cash Flows provided by (used in) Investing Activities
Acquisition of capital assets	-	-	(11,763)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash used in investing activities	-	-	(96,263)

.../Cont'd.

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLDIATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2003 and 2002,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2003

(Unaudited)

 (Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Six months ended		Stage) to
	October 31,		October 31,
	2003	2002	2003

Net increase in cash during the period	873	3	883

Cash, beginning of the period	10	(6)	-

Cash, end of the period	$ 883	$ (3)	$ 883

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transactions - Note 7

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to October 31, 2003

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 6)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Stock issued pursuant to private placement agreements - at $0.03	66,665	$ 67	$ 1,933	$ -	$ 2,000
- at $0.45	442,475	442	198,672	-	199,114
- at $0.60	11,110	11	6,656	-	6,667
- at $14.98	1,335	1	19,999	-	20,000
- at $0.45	37,500	38	16,837	-	16,875

	559,085	599	244,097	-	244,656
Net loss for the period	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	559,085	559	244,097	(184,872)	59,784
Stock rescission - at $14.98	(1,335)	(1)	(19,999)	-	(20,000)
Stock subscriptions - at $0.30	194,000	194	58,006	-	58,200
Net loss for the year	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	751,750	752	282,104	(319,894)	(37,038)
Stock subscriptions - at $0.30	16,665	16	4,984	-	5,000
Net loss for the year	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	768,415	768	287,088	(394,365)	(106,509)
Net loss for the year	-	-	-	(77,816)	(77,816)

Balance, April 30, 2002	768,415	768	287,088	(472,181)	(184,325)
Stock subscriptions - at $0.45	66,690	67	29,933	-	30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements - at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements - at $0.02	12,500,000	12,500	237,500	-	250,000
Net loss for the period	-	-	-	(177,851)	(177,851)

Balance, October 31, 2003	65,107,605	$ 65,108	$ 606,293	$ (742,386)	$ (70,985)

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003

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

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at October 31, 2003, the Company had a working capital deficiency of $70,985 which is not sufficient to meet its planned business objectives or to fund its mineral properties, acquisitions, exploration and development expenditures and ongoing operations.  The Company has accumulated losses of $742,386 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors raise substantial doubt that the Company will be able to continue as a going concern.

Note 3

Significant Accounting Policies

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vocalwave Software Inc. ("Vocalwave").  Volcalwave was incorporated in the State of Nevada on August 5, 2003, and was inactive during the period August 5, 2003 to October 31, 2003.

Resource Properties

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2003

(Unaudited)

(Stated in US Dollars) - Page 2

Note 4

Resource Properties

The Dun Glen Prospect

By a lease agreement dated September 25, 2003, the Company acquired the exclusive right to prospect and explore 29 unpatented lode mining claims located in Pershing County, Nevada.  The term of the agreement is ten years and is continuable as long as minerals are mined.

The Company shall pay advanced royalty payments as follows:

Advance
Royalty Payment	Payable on or Before
US$10,000	Within seven days of executing formal lease agreement (paid);
US$20,000	Within one year of executing formal lease agreement;
US$32,000	Within two years of executing formal lease agreement;
US$46,000	Within three years of executing formal lease agreement;
US$65,000	Within four years of executing formal lease agreement;
US$95,000	Within five years of executing formal lease agreement;
US$95,000	Within six years of executing formal lease agreement;
US$95,000	Within seven years of executing formal lease agreement;
US$95,000	Within eight years of executing formal lease agreement;
US$95,000	Within nine years of executing formal lease agreement; and
US$95,000	Within ten years of executing formal lease agreement.

All advance royalty payments payable shall be credited to and recoverable from production royalty payments.  The Company shall pay a production royalty of 2 - 4% of net smelter returns.  This agreement may be terminated with 30 days notice.

Note 5

Commitment

Pioneer Canal Project

By an option agreement dated November 27, 1998, the Company acquired from a company having a director in common the option to earn a 12% and 13% working interest respectively in two wells, respectively, in the Pioneer Canal Project located in Kern County, California, USA.

To acquire the option, the Company paid $45,000 plus a finders fee of $25,000.  To exercise the option, the Company must pay $750,000 by December 31, 2001.  By extension letters dated December 31, 2001 and June 25, 2002, the exercise date has been extended indefinitely until terminated in writing with thirty days notice.  On September 29, 2003, the Company and the optionor mutually terminated the option.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2003

(Unaudited)

(Stated in US Dollars) - Page 3

Note 6

Capital Stock

On September 29, 2003, the Company changed its name to Golden Patriot, Corp., forward split its common stock on a 5 new for 1 old basis and increased its authorized capital from 50,000,000 to 150,000,000 common shares with a par value of $0.001.  The number of shares issued and outstanding has been restated to give retroactive effect to this forward split of common stock.

By amended consulting agreements dated August 1, 2003, the Company retained the services of two consultants for a twelve month period to provide technical, business and/or management services to the Company. In consideration for these services, the Company issued a total of 12,500,000 post forward split common shares to these consultants. The Company also agreed to issue up to an additional 12,500,000 post forward split common shares as additional consideration for services provided should the Company and the consultants determine such consideration is appropriate. The initial 12,500,000 common shares have been recorded at a fair value of $250,000, of which $187,500 are prepaid for services to be provided over the nine months following October 31, 2003.

The number of common shares issued and outstanding at October 31, 2003 does not include the additional 12,500,000 post forward split common shares which were issued into escrow prior to October 31, 2003.  These shares may be released from escrow as payment for consulting services should the Company and consultants agree compensation for services is appropriate.

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the six months ended October 31, 2003, the Company issued 51,772,500 post forward split common shares at $0.002 per share pursuant to agreements to settle debts totalling $103,545.  In addition, the Company issued a total of 12,500,000 post forward split common shares to consultants for consulting services to be provided to the Company over the following twelve month period.

These transactions were excluded from the statements of cash flows.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2003

(Unaudited)

(Stated in US Dollars) - Page 4

Note 8

Subsequent Events

i)

By quitclaim deed dated December 2003, the Company acquired a 100% interest in 16 unpatented lode mineral claims located in Pershing County, Nevada for $3,500 (paid). This agreement is subject to a production royalty of 21/2% of net smelter returns.

ii)

By a promissory note dated October 27, 2003, the Company received loan proceeds of $204,000 subsequent to October 31, 2003.  This loan is unsecured, bears interest at 5% per annum and is due October 27, 2005. This note may be repaid at any time in whole or in part, without penalty.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

We have not received revenue from operations during the six months ended October 31, 2003.  As of October 31, 2003, we had cash reserves of $883 and prepaid fees of $187,500.  Subsequent to October 31, 2003, we received a loan of $204,000.  We believe that these cash reserves will satisfy our cash requirements in order to continue as a going concern for twelve months following the filing of this Report.

We cannot estimate when we will begin to realize any revenue. In order to satisfy our requisite budget, we have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in capital being available to us.  There can be no assurance that funding for our operations will be available under favorable terms, if at all.

We have been financing our operations primarily from related-party cash advances and through private equity subscriptions.  On October 27, 2003, we entered into an agreement whereby $204,000 was advanced to us subsequent to the end of the second quarter.  These funds are an interest bearing loan with a twenty four month term.  The money is being used to fund ongoing operating costs, to participate in the exploration and development of mineral properties, to make option payments, and to generally meet our future corporate obligations.

Our Plan of Operations For Next 12 Months

We have a mining lease agreement on a Nevada mineral exploration property from Scoonover Exploration LLC.  The Dun Glen Prospect consists of 29 mining claims covering approximately 700 acres.  The definitive agreement gives us lease rights to a 100% interest in the property contingent upon certain annual payments being made to Scoonover Exploration, LLC.  Scoonover Exploration, LLC retains a net smelter royalty interest ranging from 2% to 4% depending on the claim. We may terminate the agreement with 30 days notice.

We have a 100% interest in 30 mineral claims within the Sierra Mining District of the East Range, southwest of Winnemucca. The claims form a buffer around existing properties that comprise the Dun Glen Project bringing our total claims held to 59.  The Sierra Claims possess significant potential for gold resources additional to those postulated for the Dun Glen. Numerous gold-mineralized, quartz veins cutting lithologies identical to those of the Dun Glen Project imply that bonanza-grade gold deposits may occur in the Sierra Claims.

The cost to maintain the Dun Glen Prospect over the next twelve months is $27,000 in lease and claim fees, we have sufficient capital on hand to make these payments.  We intend to explore and develop the Dun Glen Prospect, which includes the Sierra Mining District, in one comprehensive work program, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  Our geologist is expecting this work program to cost up to $450,000 over the next twelve months.

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a "Scientific Investigations" phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purposed of the first phase is to gain the necessary approvals for conducting ground work on-site at Dun Glen and to determine the best drill targets for future core drilling.  The second phase comprises of the core drilling program.  Starting dates for the drilling is anticipated to be mid-May, depending on weather and ground conditions as well as rig availability.

We have also entered into a quitclaim deed with Scoonover Exploration LLC whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko Nevada on the west flank of the West Buttes Range in the Delker Mining District Elko County, Nevada. The property is due north and on trend from Placer Domes Bald Mountain deposit. The Debut Prospect is an intrusive related sediment-hosted gold-copper system that holds potential for shallow, economic gold mineralization.

The cost to maintain the Debut Prospect over the next twelve months is $2,000 in claim fees, we have sufficient capital on hand to make these payments.  We intend to explore and development this property in a comprehensive work program, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  Our geologist is expecting this work program to cost up to $366,000 over the next twelve months.

We are currently actively seeking out a potential joint venture partner to develop and explore our existing properties.

Risks Associated with Operations and Expansion

We intend to enter into arrangements whereby we will acquire equity interests in mineral properties.  However, there are certain risks associated with the mining exploration and development business, including, but not limited to, severe fluctuations in commodity prices, strict regulatory requirements, uncertainty of commodity reserves and severe market fluctuations. Such risks may have a material adverse effect on our business, results of operations and financial condition.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

Cautionary Note Regarding Forward Looking Statements

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

Item 3

CONTROLS AND PROCEDURES

Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted within 90 days prior to the filing of this report.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

CHANGES IN SECURITIES AND USE OF PROCEEDS.

By consulting agreements dated August 1, 2003, we engaged two consultants, Greg Burnett and Michael Townsend, for a twelve month period to provide various consulting services to us.  In consideration for these services, we issued a total of 12,500,000 (forward split adjusted) common shares to these consultants.  In addition, on September 2, 2003 and pursuant to the escrow agreement between Stepp Law Group and us, we issued into escrow a further 12,500,000 (forward split adjusted) common shares to be transferred to the consultants if we and the consultants consider additional consideration for services provided to be appropriate.  These shares were issued pursuant to registration statements filed with the United States Securities and Exchange Commission on a Form S-8 and a Form S-8/A.   The number of shares issued and outstanding as of December 18, 2003. does not include 12,500,000 (forward split adjusted) common shares issued into escrow in September 2003.  These shares may be released from escrow as payment for consulting services should we and the consultants agree compensation for services is appropriate.  A copy of the escrow agreement is attached to this Report as Exhibit 10.1.

On September 29, 2003, we amended our articles of incorporation to effectuate:

a) a name change from Boundaries Capital, Inc. to Golden Patriot, Corp.;

b) a forward stock split whereby every one (1) of our issued and outstanding shares were forward split into five (5) of our issued and outstanding shares; and

c) an increase in our authorized capital from 50,000,000 common shares with a par value of $0.001 to 150,000,000 common shares with a par value of $0.001.

A copy of our amended articles of incorporation are attached to this Report as Exhibit 3.1.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the six months ended October 31, 2003 at a shareholder meeting.  However, shareholders did vote for matters by way of written consent.

Specifically, on September 18, 2003, a group of shareholders representing  8,766,000 of our issued and outstanding common shares or 55.8% took the following actions by consent because they believed it was in our best interest:

a) a name change from Boundaries Capital, Inc. to Golden Patriot, Corp.;

b) a forward stock split whereby every one (1) of our issued and outstanding shares were forward split into five (5) of our issued and outstanding shares; and

c) an increase in our authorized capital from 50,000,000 common shares with a par value of $0.001 to 150,000,000 common shares with a par value of $0.001.

Our board of directors approved the above resolutions by unanimous written consent resolution on September 18, 2003.

Our name change, forward split and increase in our authorized capital became effective

September 29, 2003. A copy of our amended articles of incorporation are attached to this

Report as Exhibit 3.1.

Item 5

OTHER INFORMATION.

On September 29, 2003, Brothers Oil & Gas Inc. and we mutually terminated our option on the 18 R Well and the 61-9 Well, as well as our right to participate in the Pulv & Olsece Horizons, all of which are located in the Pioneer Canal Project located in Kern County, California.

Also, on September 25, 2003, we completed a mining lease agreement on a Nevada mineral exploration property from Scoonover Exploration LLC.  The Dun Glen Prospect consists of 29 mining claims covering approximately 700 acres.  The definitive agreement gives us lease rights to a 100% interest in the property contingent upon certain annual payments being made to Scoonover Exploration, LLC.  Scoonover Exploration, LLC. retains a net smelter royalty interest ranging from 2% to 4% depending on the claim. We may terminate the agreement with 30 days notice.  A copy of the mining lease agreement is attached to this Report as Exhibit 10.2.

On December 12, 2003, we entered into a quitclaim deed with Scoonover Exploration LLC whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko Nevada on the west flank of the West Buttes Range in the Delker Mining District Elko County, Nevada. The property is due north and on trend from Placer Domes Bald Mountain deposit. The Debut Prospect is an intrusive related sediment-hosted gold-copper system that holds potential for shallow, economic gold mineralization.  A copy of the quitclaim deed is attached to this Report as Exhibit 10.3.

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.1

Amendment to Articles of Incorporation

Exhibit 10.1

Escrow Agreement with Stepp Law Group dated August 27, 2003

Exhibit 10.2

Mining Lease and Agreement with Scoonover Exploration, LLC on September 25, 2003 for the Dun Glen Property

Exhibit 10.3

Quitclaim Deed with Scoonover Exploration, LLC on December  12, 2003 on the Debut Property

Exhibit 31.1

Certification of Chief Executive Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification of Chief Financial Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Three reports on Form 8-K were filed with the Securities & Exchange Commission ("SEC") during the quarter ended October 31, 2003.

1.

On September 30, 2003, we reported that Brothers Oil & Gas Inc. and we mutually terminated our oil and gas option in Kern County, California.  We also reported that we entered into a mining lease agreement on a Nevada mineral exploration property from Scoonover Exploration LLC, namely the Dun Glen Prospect.  We underwent a name change, forward stock split and an increase to our authorized capital.  Allen Sewell resigned as our president and director and Conrad Clemiss was appointed as our new president.

2.

On October 2, 2003, we reported that Graeme Sewell resigned as our Chief Financial Officer and director, and that David Derby replaced him in both capacities.

3.

On October 22, 2003, we reported that E.L. Hunsaker III joined our board of directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 18, 2003

GOLDEN PATRIOT, CORP.

By:  /s/ Conrad Clemiss

Conrad Clemiss

President, CEO, Director

By: /s/ David Derby

David Derby

CFO, Director