Form 10KSB/A
period 2003-04-30
GOLDEN PATRIOT CORP
filed 2004-01-05
CIK 1080036

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

The search for viable oil and gas prospects and leases is intensely competitive . It is likely that in seeking future acquisitions, we will compete with firms which have substantially greater financial and management resources than us. We may acquire interests in mineral leases and lease acquisition opportunities in known, proven, producing fields, or on unknown, unproven territories or leases with no contiguous producing well sites. Our competition is widely diverse, and comes primarily from three sources: (1) those competitors that are seeking oil and gas fields for expansion, further drilling, or increasing production through improved engineering techniques (2) income-seeking entities purchasing a predictable stream of earnings based upon historic production from the field being acquired, and (3) junior companies seeking exploration opportunities in unknown, unproven territories.

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

Certain of our directors are directors, officers and/or shareholders of other companies that are engaged in the business of acquiring, developing and exploiting natural resource properties. Allen Sewell, Graeme Sewell, Conrad Clemiss and Negar Towfigh are all directors and/or officer who have a conflict of interest with us. Such associations may give rise to conflicts of interest from time to time. These directors are required by law to act honestly and in good faith with a view to our best interests and to disclose any interest which they may have in any project or opportunity to us, however the risk to us is that they are also required by law to act honestly and in good faith with a view to the best interests of other oil and gas exploration and development companies of which they are directors, officers and /or shareholders of..

General Risks of the Oil and Gas Industry

~~Dependence on Exploratory Drilling Activities.~~ Our success in the participation of exploration for oil & gas will be materially dependent upon the success of any exploratory drilling programs. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Our participation in future drilling activities may not be successful, and if unsuccessful, such failure will have a material adverse effect on our results of operations and financial condition.

~~Volatility of Oil And Natural Gas Prices.~~  Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that can be produced economically on those properties in which we have an interest.

~~In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we may periodically enter into hedging arrangements. Our hedging arrangements may apply to all or to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected, our customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, our hedging arrangements, if any, may limit the benefit to us of increases in the price of oil and natural gas. As of the date of this document we had not engaged in hedging.~~

~~Reserve Replacement Risk.~~ Our ability to profit from future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves. In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we participate in successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our ability to profit from future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. The failure of an operator of our wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact us. In addition, ~~there can be no assurance that~~ our future exploration, development and acquisition activities ~~will~~may not result in ~~additional~~ proved reserves or ~~that we will~~ we may not be able to drill productive wells at acceptable costs. Furthermore, ~~although our revenues could increase if prevailing prices for oil and natural gas increase significantly,~~ our funding and development costs could ~~also~~ increase.

~~Operating Risks of Oil And Natural Gas Operations. The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to us.~~The availability of a ready market for our oil and natural gas production also depends on the proximity of reserves to, and the capacity of oil and natural gas gathering systems, pipelines and trucking or terminal facilities. We may deliver natural gas through gas gathering systems and gas pipelines that we do not own. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our oil and natural gas.

~~In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us or by other parties through whom we participate in such properties or leases. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties. In accordance with customary industry practices, our contractors may elect to obtain insurance against some, but not all, of such risks and losses. We do not carry business interruption insurance. We may elect to self-insure if management believes that the cost of insurance is not excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and our results of operations. We anticipate participating in a substantial percentage of our interests in oil and gas properties on a non-operated basis, which may limit our ability to control the risks associated with oil and natural gas operations.~~

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; we may not be able to receive such permits. Environmental standards imposed by federal, provincial, or local authorities may change and any such changes might have a material adverse effect on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us or by other parties through whom we participate in such properties or leases. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties. In accordance with customary industry practices, our contractors may elect to obtain insurance against some, but not all, of such risks and losses. We do not carry business interruption insurance. We may elect to self-insure if management believes that the cost of insurance is not excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and our results of operations. We anticipate participating in a substantial percentage of our interests in oil and gas properties on a non-operated basis, which may limit our ability to control the risks associated with oil and natural gas operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

~~Technological Changes.~~  As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial cost. The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. ~~As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial cost.~~ In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we do. ~~There can be no assurance that we will~~We may not be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by us or implemented in the future may become obsolete. In such case, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

~~Government Regulation and Environmental Matters. Oil and natural gas operations are subject to various federal, state and local government regulations which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. No assurance can be given that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operations and financial condition. The development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to federal, state and local laws and regulations primarily relating to protection of human health and the environment. The discharge of oil, natural gas, or pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.~~The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to exploration and development. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Since we have no current projects, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Acquisitions of property interests by us may not be successful and, if unsuccessful, such failure may have an adverse effect on our future results of operations and financial condition~~Acquisition Risks~~. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, we perform a review of the subject properties that we believe to be generally consistent with industry practices, which may or may not include obtaining a report from an independent geologist. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. ~~There can be no assurances that any acquisition of property interests by us would be successful and, if unsuccessful, that such failure would not have an adverse effect on our future results of operations and financial condition.~~

~~Shortage of Equipment Services, Supplies and Personnel.~~  There is often competition for scarce drilling and completion equipment, services and supplies. There ~~can be no assurance that~~may not be sufficient drilling and completion equipment, services and supplies ~~will be~~ available when needed. Any such shortages could delay our proposed exploration, development, and sales activities and could cause a material adverse affect to our financial condition.

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

PIONEER CANAL PROSPECT

Option Agreement with Brothers

By agreement (the "Option Agreement") dated November 27, 1998 between Brothers and us, we have an option (the "Option") to acquire Brothers' 13% (approximate) interest ("Brothers' Interest") in a property (the "Property") known as the Pioneer Canal Prospect. The Property comprises approximately 240 acres in Kern County, California. The total acreage is divided into 160 acres for the 61-9 Well and 80 acres for the 18 R Well. As of the date of this Report, we have paid $45,000 to Brothers for the acquisition cost of the option to acquire Brothers' interest in the ~~on account of the Option~~Property. In addition, we paid a $25,000 finder's fee to Nutone Capital with respect to this Option.

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

Brothers' Interest in the Property

EOTT Partners Ltd. ("EOTT") is the fee simple owner of the Property. EOTT, by agreement (the "Lease") dated March 28, 1997, leased to Vaughan Production Company ("Vaughan") the oil and gas rights to the Property. Pursuant to the Lease, Va ughan (on its own and as nominee for Production Specialties Co., Vaughan Exploration, Inc., Sunset Exploration, Inc. and Brothers, collectively, the "Lessees") obtained the right ("Vaughan's Interest") to prospect, mine, drill, and operate on the Property in order to produce oil, gas and other substances. The term of the Lease is three years from March 28, 1997 and for so long after as development or production is maintained by Vaughan in paying quantities on the Property without cessation for more than 120 consecutive days, or such operations are suspended or excused as provided for in the Lease. Pursuant to the terms of the Lease, EOTT is entitled to a 20% royalty on oil, gas and other substances within the Property. In addition to a 20% royalty owed to EOTT as owners of the Property, the Property is subject to a 2.5% overriding royalty interest in favour of Vaughan, Vaughan Exploration, Inc. and Argonaut Oil & Gas Consultants.

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

The following information is a summary of and is based upon a brief geological status update on the status of the #61-9 provided to us on June 23, 1999 by Jeffrey K. Vaughan:

As April 30, 2003, the #61-9 has produced 79,982 barrels of 37-gravity oil per day. Currently, natural gas is being produced as a by-product of oil production and is being delivered to EOTT through a pipeline partially financed by EOTT. The Pioneer Canal partners are not entitled to any revenues from gas sales until EOTT receives their capital cost. ~~After the current deliverability of 50 mcf/day we do not expect that the pipeline will ever amortize its capital cost, therefore there will be no revenues to the project.~~We have not received any documentation from EOTT revealing their capital costs, as we did not exercise our option on the property, therefore we were not entitled to receive this information. After the current deliverability of 50 mcf/day we do not expect that the pipeline will ever amortize its capital cost, therefore there will be no revenues to the project. Regardless, we will never receive any revenue from this property as we have terminated our option on this property subsequent to filing our Form 10-KSB.

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

The first trade of our Common Stock on the Bulletin Board occurred in May 2002. The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

	High	Low
Year Ending April 30, 2003

Fourth Quarter*	$0.40	$0.002
Third Quarter	$0.10	$0.02
Second Quarter	$0.40	$0.07
First Quarter	$0.25	$0.20

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Allen Sewell 101 Church Bay Road Saturna Island, BC Canada, V0N 2Y0	6,667	0%(2)
Graeme Sewell Suite 460, 789 West Pender Street Vancouver, BC Canada V6C 1H2	7,333 Common (3)	0% (2)
Conrad Clemiss 4905 Chalet Place North Vancouver, BC Canada, V7R 4X4	Nil	0%
Negar Towfigh Suite 460, 789 West Pender Street Vancouver, BC Canada V6C 1H2	Nil	0%
Nathan Nock(4) Suite 402, 4373 Halifax Street Burnaby, BC Canada V5C 5Z2	5,000,000	47.5%
Directors and Officers as a Group (six persons)	5,014,000 Common	47.7%

(1)

Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2)

Less than 1%

(3)

This amount includes 6,667 founder's shares.

(4)

Nathan Nock os a shareholder of ours who benefically owns 5% or more of our common stock. He is also a shareholder of Brothers and Allen Sewell's step-son.  He received his shares through a debt settlement agreement with us date June 3, 2003, which is attached as Exhibit 10.5 to this Report.  His only rolde relating to the company is as a shareholder of the company.

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

Exhibit 31~~.1~~

Certification of Chief Executive Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32~~1.2~~

Certification of Chief Financial Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 33~~2.1~~

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Incorporated by reference from our report on Form 10-KSB filed on August 9, 2001.

(2)     Incorporated by reference from our annual report on Form 10-KSB filed on July 29, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the SEC.  Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549 and copies of such materials can be obtained from the Public Reference Section of the SEC at its principal office in Washington, D.C., at prescribed rates.  In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.  We intend to furnish our shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

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

21

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PATRIOT, CORP.
Dated: ~~November 18~~ December 31, 2003	By: /s/ Conrad Clemiss Conrad Clemiss President and Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: ~~November 18~~ December 31, 2003	By: /s/ Conrad Clemiss Conrad Clemiss President and Director
Dated: ~~November 18~~ December 31, 2003	By: /s/ David Derby David Derby CFO and Director
Dated: ~~November 18~~ December 31, 2003	By: /s/ E. L. Hunsaker III E. L. Hunsaker III Director

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

~~Blaine, Washington~~ Vancouver, Canada	/s/  ~~Amisano~~ Kevin Hanson
July 3, 2003	Certified Public Accountants

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