Form 10KSB/A
period 2003-04-30
GOLDEN PATRIOT CORP
filed 2004-01-05
CIK 1080036

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

Several members of the Sewell family control Brothers.  The directors of Brothers are Allen Sewell and Michael Sewell.  Michael Sewell is Allen Sewell's son and Graeme Sewell's brother.  Allen Sewell and Graeme Sewell are two of our directors.  Brothers'shareholders are Allen Sewell, his sons Michael Sewell and Brian Sewell, and Nathan Nock, who is Allen Sewell's step-son.  As such, our execution of the Option Agreement with Brothers was not an arm's-length transaction with a non-affiliate.   We believe that Allen Sewell dealt fairly with us and our shareholders in regards to the terms of this transaction, which were similar to what we would have received in an arms' length transaction with a non-affiliate.  We chose to complete this transaction because at the time we entered into the Option Agreement we felt that the prices for oil and gas were undervalued and we were hopeful that oil and gas prices would increase over time.

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

Certain of our directors are directors, officers and/or shareholders of other companies that are engaged in the business of acquiring, developing and exploiting natural resource properties.   Allen Sewell, Graeme Sewell, Conrad Clemiss and Negar Towfigh are all directors and/or officer who have a conflict of interest  with us.  Such associations may give rise to conflicts of interest from time to time.  These directors are required by law to act honestly and in good faith with a view to our best interests and to disclose any interest which they may have in any project or opportunity  to us, however the risk to us is that they are also required by law to act honestly and in good faith with a view to the best interests of other oil and gas exploration and development companies of which they are directors, officers and /or shareholders of.

General Risks of the Oil and Gas Industry

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

Our ability to profit from future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves.  In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we participate in successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our ability to profit from future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves will be impaired. The failure of an operator of our wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact us. In addition, our future exploration, development and acquisition activities may not result in proved reserves or we may not be able to drill productive wells at acceptable costs. Furthermore,  our funding and development costs could  increase.

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

As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial cost.  The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies.  In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we do. We may not be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by us or implemented in the future may become obsolete. In such case, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources,  human health and the  environment.  We will be required to conduct all exploration  activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration  work that results in physical  disturbances to the land and locating claims,  posting claims and reporting work performed on the mineral  claims.  The laws and  regulations may tell us how and where we can explore for natural  resources,  as well as  environmental  matters  relating to exploration  and  development.   Because  these  laws  and  regulations   change frequently,  the costs of  compliance  with  existing  and future  environmental regulations cannot be predicted with certainty.

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

There is often competition for scarce drilling and completion equipment, services and supplies.  There may not be sufficient drilling and completion equipment, services and supplies available when needed. Any such shortages could delay our proposed exploration, development, and sales activities and could cause a material adverse affect to our financial condition.

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

PIONEER CANAL PROSPECT

Option Agreement with Brothers

By agreement (the "Option Agreement") dated November 27, 1998 between Brothers and us, we have an option (the "Option") to acquire Brothers' 13% (approximate) interest ("Brothers' Interest") in a property (the "Property") known as the Pioneer Canal Prospect.  The Property comprises approximately 240 acres in Kern County, California.  The total acreage is divided into 160 acres for the 61-9 Well and 80 acres for the 18 R Well.  As of the date of this Report, we have paid $45,000 to Brothers for the acquisition cost of the option to acquire Brothers' interest in the Property.  In addition, we paid a $25,000 finder's fee to Nutone Capital with respect to this Option.

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

Brothers'Interest in the Property

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

The Lessees subsequently entered into an agreement (the "Farmout") dated September 15, 1997 between Vaughan and others as Farmout, and Elk Slough Partners ("Elk") as Farmee, pursuant to which Elk paid for and drilled an initial test well (the "#18R-3") on the Property.  In consideration for the drilling of the #18R-3, Elk earned a 75% working interest ("Elk's Interest") in the #18R-3 and any subsequent wells drilled on the Property.   Pursuant to the Farmout, Brothers acquired a 9% working interest ("Brothers'Interest") after payout in the #18R-3.

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

The following information is a summary of and is based upon a brief geological status update on the status of the #61-9 provided to us on June 23, 1999 by Jeffrey K. Vaughan:

As April 30, 2003, the #61-9 has produced 79,982 barrels of 37-gravity oil per day.  Currently, natural gas is being produced as a by-product of oil production and is being delivered to EOTT through a pipeline partially financed by EOTT.  The Pioneer Canal partners are not entitled to any revenues from gas sales until EOTT receives their capital cost.  We have not received any documentation from EOTT revealing their capital costs, as we did not exercise our option on the property, therefore we were not entitled to receive this information.  After the current deliverability of 50 mcf/day we do not expect that the pipeline will ever amortize its capital cost, therefore there will be no revenues to the project.  Regardless, we will never receive any revenue from this property as we have terminated our option on this property subsequent to filing our Form 10-KSB.

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

Our board of directors approved a name change and reverse stock split via a directors'consent resolution, which became effective March 24, 2003.  Shareholder approval of the name change and reverse stock split was granted by way of a shareholder consent resolution dated February 25, 2003 representing the majority of our issued and outstanding common shares, which also became effective March 24, 2003.  Every one hundred fifty (150) issued and outstanding shares of the company were reverse split and consolidated into one (1) issued and outstanding share of the company.

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

Our board of directors approved a name change and reverse stock split via a directors'consent resolution, which became effective March 24, 2003.  Shareholder approval of the name change and reverse stock split was granted by way of a shareholder consent resolution dated February 25, 2003 representing the majority of our issued and outstanding common shares, which also became effective March 24, 2003.

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

GRAEME SEWELL (Allen Sewell's son) Mr. Sewell is currently a Director of First Goldwater Resources Inc. Mr. Sewell has 14 years'experience in finance and accounting and is responsible for negotiating contracts and arranging financings for us and for several other companies.  Mr. Sewell has participated in the financing of numerous oil and gas, resource and technology companies.  Mr. Sewell was formerly with Canaccord Capital Corporation as a Sales Assistant and from February 1996 to November 1998 as an Investment Advisor.  Prior to this Mr. Sewell was an accountant with Amisano Hanson, Chartered Accountants from June 1991 to July 1994.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Allen Sewell 101 Church Bay Road Saturna Island, BC Canada, V0N 2Y0	6,667	0%(2)
Graeme Sewell Suite 460, 789 West Pender Street Vancouver, BC Canada V6C 1H2	7,333 Common (3)	0% (2)

Conrad Clemiss 4905 Chalet Place North Vancouver, BC Canada, V7R 4X4	Nil	0%
Negar Towfigh Suite 460, 789 West Pender Street Vancouver, BC Canada V6C 1H2	Nil	0%
Nathan Nock (4) Suite 402, 4373 Halifax Street Burnaby, BC Canada V5C 5Z2	5,000,000	47.5%
Directors and Officers as a Group (six persons)	5,014,000 Common	47.7%

(1)

Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2)

Less than 1%

(3)

This amount includes 6,667 founder's shares.

(4)

Nathan Nock is a shareholder of ours who beneficially owns 5% or more of our common stock.  He is also a shareholder of Brothers and Allen Sewell's step-son.  He received his shares through a debt settlement agreement with us dated June 3, 2003, which is attached as Exhibit 10.15 to this Report.  His only role relating to the company is as a shareholder of the company

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Item 12.

Certain Relationships and Related Transactions.

We have entered into an Option Agreement with Brothers, a company whose president is Allen Sewell, whereby Brothers granted to us an option to earn approximately 13% of two gas wells in California.  As of the  date of this Report, payments of $45,000 have been made to Brothers in consideration for the Option.  Several members of the Sewell family control Brothers.  The directors of Brothers are Allen Sewell and Michael Sewell, who is Allen Sewell's son.  Allen Sewell is our president and one of our directors.  As such, our execution of the Option Agreement with Brothers was not an arm's length transaction with a non-affiliate.  While Allen Sewell has a fiduciary duty to deal fairly with us and our shareholders, there is no guarantee that the terms of the transaction were similar to what we would have received in an arms'length transaction with a non-affiliate.

PART IV

Item 13.

Exhibits and Reports on Form 8-K.

A.

Financial Statements

The balance sheets and the related statements of operations, shareholders'equity and cash flows of Boundaries Capital, Inc. for each of the years ended April 30, 2003 and 2002.

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

Exhibit 31

Certification of Chief Executive Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32

Certification of Chief Financial Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 33

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

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

April 30, 2003 and 2002

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

Boundaries Capital, Inc.

(formerly Herrimen Oil & Gas Inc.)

We have audited the accompanying balance sheets of Boundaries Capital, Inc. ( formerly Herrimen Oil & Gas Inc.) (An Exploration Stage Company) as of April 30, 2003 and 2002 and the related statements of operations, cash flows and stockholders'equity (deficiency) for the years ended April 30, 2003, 2002 and 2001 and the period from November 24, 1998 (Date of Inception of the Exploration Stage) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Vancouver, Canada	/s/ Kevin Hanson
July 3, 2003	Certified Public Accountants

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

April 30, 2003 and 2002

(Stated in US Dollars)

		(Note 5)
ASSETS	2003	2002
Current
Cash	$ 10	$ -

LIABILITIES
Current
Bank overdraft	$ -	$ 6
Accounts payable - Notes 6 and 11	237,923	150,303
Advances payable - Notes 4, 6 and 11	8,766	34,016

	246,689	184,325

STOCKHOLDERS'DEFICIENCY
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

Non-cash Transaction - Note 9

SEE ACCOMPANYING NOTES

BOUNDARIES CAPITAL, INC.

(formerly Herrimen Oil & Gas Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIENCY)

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