Form 10KSB/A
period 2003-04-30
GOLDEN PATRIOT CORP
filed 2004-02-18
CIK 1080036

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

Item 8A.

Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Debt Settlement Agreement between Boundaries Capital, Inc. and

Tina Fabbro dated June 3, 2003 (2)

Exhibit 10.18

Debt Settlement Agreement between Boundaries Capital, Inc. and

Wade Atwood dated June 3, 2003 (2)

Exhibit 31

Certification of Chief Executive Officer pursuant to 15. U.S.C. Section 10A,

as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (3)

Exhibit 32

Certification of Chief Financial Officer pursuant to 15. U.S.C. Section 10A,

as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (3)

Exhibit 33

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)     Incorporated by reference from our report on Form 10-KSB filed on August 9, 2001.

(2)     Incorporated by reference from our annual report on Form 10-KSB filed on July 29, 2003.

(3)     Incorporated by reference from our annual report on Form 10-KSB/A filed on January 5, 2004.

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

GOLDEN PATRIOT, CORP.
Dated: ~~December 31, 2003~~February 16, 2004	By: /s/ Conrad Clemiss Conrad Clemiss President and Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: ~~December 31, 2003~~February 16, 2004	By: /s/ Conrad Clemiss Conrad Clemiss President and Director
Dated: ~~December 31, 2003~~February 16, 2004	By: /s/ David Derby David Derby CFO and Director
Dated: ~~December 31, 2003~~February 16, 2004	By: /s/ E. L. Hunsaker III E. L. Hunsaker III Director

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