Form 10KSB/A
period 2003-04-30
GOLDEN PATRIOT CORP
filed 2004-02-18
CIK 1080036

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

GOLDEN PATRIOT, CORP.
Dated: February 16, 2004	By: /s/ Conrad Clemiss Conrad Clemiss President and Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: February 16, 2004	By: /s/ Conrad Clemiss Conrad Clemiss President and Director
Dated: February 16, 2004	By: /s/ David Derby David Derby CFO and Director
Dated: February 16, 2004	By: /s/ E. L. Hunsaker III E. L. Hunsaker III Director

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