Form 10QSB/A
period 2003-07-31
GOLDEN PATRIOT CORP
filed 2004-02-18
CIK 1080036

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

Item 3

~~QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.~~CONTROLS AND PROCEDURES

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

~~We are not materially exposed to foreign currency and interest rate changes as we deal primarily in U.S. dollars.~~

~~We do not currently hedge the foreign currency exposure. We intend to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis.~~

PART II – OTHER INFORMATION

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

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5

OTHER INFORMATION.

None.

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31

Certification of Chief Executive Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

Exhibit 32

Certification of Chief Financial Officer pursuant to 15. U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

Exhibit 33

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1) Incorporated by reference from our quarterly report on Form 10-QSB/A filed on January 5, 2004

There were no reports filed on Form 8-K during the first quarter ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  ~~December 31, 2003~~ February 16, 2004

GOLDEN PATRIOT, CORP.

By:  /s/ Conrad Clemiss

Conrad Clemiss

President, Director