Form 10QSB
period 2004-01-31
GOLDEN PATRIOT CORP
filed 2004-03-19
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33065

GOLDEN PATRIOT, CORP.

(Exact name of Small Business Issuer as specified in its charter)

Nevada                                                                                                98-0216152

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

789 West Pender Street, Suite 1205, Vancouver, BC, Canada  V6C 1H2

(Address of principal executive offices)

604-646-6906

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes  (   ) No

There were 71,679,605 common shares outstanding of as of March 18, 2004.

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

January 31, 2004

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

January 31, 2004 and April 30, 2003

(Unaudited)

(Stated in US Dollars)

	January 31,	April 30,
ASSETS	2004	2003
Current
Cash	$ 34,139	$ 10
Prepaid fees - Note 5	125,000	-

	159,139	10
Capital assets	700	-

	$ 159,839	$ 10

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 7	$ 180,617	$ 237,923
Advances payable - Note 7	28,206	8,766

	208,823	246,689
Note payable	204,000	-

	412,823	246,689

STOCKHOLDERS' DEFICIENCY
Capital stock - Note 5
Common stock, $0.001 par value
150,000,000 authorized (April 30, 2003: 50,000,000)
67,107,605 outstanding (April 30, 2003: 835,105)	67,108	835
Paid-in capital	1,644,293	317,021
Deficit accumulated during the exploration stage	(1,964,385)	(564,535)

	(252,984)	(246,679)

	$ 159,839	$ 10

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended January 31, 2004 and 2003,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2004

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended		Nine months ended		Stage) to
	January 31,		January 31,		January 31,
	2004	2003	2004	2003	2004
Revenue	$ -	$ -	$ -	$ -	$ -
			-
General and Administrative Expenses
Abandonment of capital assets	-	-	-	-	6,773
Administration fees	-	-	-	-	14,527
Amortization	18	-	18	-	5,008
Audit and accounting fees	6,896	1,471	10,323	5,372	43,226
Consulting fees	1,118,710	1,712	1,193,085	5,850	1,208,034
Cost recovery	-	-	-	-	(4,000)
Exploration and development expenses	59,859	-	81,339	-	115,376
Filing fees	114	305	5,497	1,040	14,422
Investor relations	7,267	-	7,267	-	7,267
Interest	2,683	9,160	2,683	9,160	14,822
Legal fees	3,330	750	5,990	3,390	57,519
Management fees - Note 7	-	12,000	66,330	36,000	282,330
Office and miscellaneous	15,087	98	16,589	518	28,520
Promotion	3,077	-	3,077	-	39,030
Rent	1,500	-	3,529	-	4,961
Telephone	345	-	740	-	3,790
Transfer agent fees	1,102	763	3,331	2,107	14,762
Travel and auto	2,011	-	2,011	-	25,477
Write-off of accounts payable	-	-	(1,959)	-	(1,959)
Write-off of oil and gas properties	-	-	-	-	84,500

	(1,221,999)	(26,259)	(1,399,850)	(63,437)	(1,964,385)

Net loss for the period	$ (1,221,999)	$ (26,259)	$ (1,399,850)	$ (63,437)	$ (1,964,385)

Basic loss per share	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted average number of shares outstanding	62,324,997	788,966	47,899,643	788,966

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2004 and 2003,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2004

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Nine months ended		Stage) to
	January 31,		January 31,
	2004	2003	2004
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (1,399,850)	$ (63,437)	$ (1,964,385)
Add: items not affecting cash
Abandonment of capital assets	-	-	6,773
Write-off of accounts payable	(1,959)	-	(1,959)
Issuance of common stock for expenses	1,165,000	-	1,165,000
Amortization	18	-	5,008
Write-off of oil and gas properties	-	-	84,500
Change in non-cash working capital items related to operations
Accounts payable and accrued liabilities	48,198	61,313	286,121
Advances payable	19,440	3,250	28,206
Prepaid expenses	-	(883)	-

Cash flow provided by (used in) operating activities	(169,153)	243	(390,736)

Cash Flows provided by (used in) Financing Activities
Bank indebtedness	-	(243)	-
Note payable	204,000	-	204,000
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	93,200

Cash flow provided by (used in) financing activities	204,000	(243)	521,856

Cash Flows provided by (used in) Investing Activities
Acquisition of capital assets	(718)	-	(12,481)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash used in investing activities	(718)	-	(96,981)

.../Cont'd.

GOLDEN PATRIOT, CORP.

Continued

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLDIATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2004 and 2003,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2004

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Nine months ended	Stage) to
	January 31,	January 31,
	2004	2003	2004

Net increase in cash during the period	34,129	-	34,139

Cash, beginning of the period	10	-	-

Cash, end of the period	$ 34,139	$ -	$ 34,139

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transactions - Note 6

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2004

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Stock issued pursuant to private placement agreements - at $0.03	66,665	$ 67	$ 1,933	$ -	$ 2,000
- at $0.45	442,475	442	198,672	-	199,114
- at $0.60	11,110	11	6,656	-	6,667
- at $14.98	1,335	1	19,999	-	20,000
- at $0.45	37,500	38	16,837	-	16,875

	559,085	599	244,097	-	244,656
Net loss for the period	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	559,085	559	244,097	(184,872)	59,784
Stock rescission - at $14.98	(1,335)	(1)	(19,999)	-	(20,000)
Stock subscriptions - at $0.30	194,000	194	58,006	-	58,200
Net loss for the year	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	751,750	752	282,104	(319,894)	(37,038)
Stock subscriptions - at $0.30	16,665	16	4,984	-	5,000
Net loss for the year	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	768,415	768	287,088	(394,365)	(106,509)
Net loss for the year	-	-	-	(77,816)	(77,816)

Balance, April 30, 2002	768,415	768	287,088	(472,181)	(184,325)
Stock subscriptions - at $0.45	66,690	67	29,933	-	30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements - at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements - at $0.02	12,500,000	12,500	237,500	-	250,000
- at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
Net loss for the period	-	-	-	(1,399,850)	(1,399,850)

Balance, January 31, 2004	67,107,605	$ 67,108	$ 1,644,293	$ (1,964,385)	$ (252,984)

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004

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

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at January 31, 2004, the Company had a working capital deficiency of $49,684 which is not sufficient to meet its planned business objectives or to fund its mineral properties acquisitions, exploration and development expenditures and ongoing operations.  The Company has accumulated losses of $1,964,385 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors raise substantial doubt that the Company will be able to continue as a going concern.

Note 3

Significant Accounting Policies

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vocalwave Software Inc. ("Vocalwave").  Vocalwave was incorporated in the State of Nevada on August 5, 2003, and was inactive during the period August 5, 2003 to January 31, 2004.

Resource Properties

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 2

Note 4

Resource Properties - Note 8

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

Debut Property

By quitclaim deed dated December 2003, the Company acquired a 100% interest in 16 unpatented lode mineral claims located in Pershing County, Nevada for $3,500 (paid). This agreement is subject to a production royalty of 21/2% of net smelter returns.

Sierra Claims

On January 27, 2004, the Company entered into a contract to purchase a 100% interest in 30 mineral claims located in Pershing County, Nevada.  As consideration for the sale and conveyance, the Company will issue 222,000 common shares (issued subsequent to January 31, 2004).

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 3

Note 4

Resource Properties - Note 8 - (cont'd)

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

Note 5

Capital Stock - Note 8

On September 29, 2003, the Company changed its name to Golden Patriot, Corp., forward split its common stock on a 5 new for 1 old basis and increased its authorized capital from 50,000,000 to 150,000,000 common shares with a par value of $0.001.  The number of shares issued and outstanding has been restated to give retroactive effect to this forward split of common stock.

By amended consulting agreements dated August 1, 2003, the Company retained the services of two consultants for a twelve month period to provide technical, business and/or management services to the Company. In consideration for these services, the Company issued a total of 12,500,000 post forward split common shares to these consultants which were recorded at a fair value of $250,000.  $125,000 are prepaid for services to be provided over the six months following January 31, 2004.

The Company also agreed to issue up to an additional 12,500,000 post forward split common shares as additional consideration for services should the Company and the consultants determine such consideration is appropriate. These shares were issued into escrow at that time. During the nine months ended January 31, 2004, 2,000,000 of these common shares were released from escrow and have been recorded at a fair value of $1,040,000.  The number of common shares issued and outstanding at January 31, 2004 does not include the remaining 10,500,000 post forward split common shares included in escrow.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 4

Note 5

Capital Stock - Note 8 - (cont'd)

Share Purchase Options

The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers and employees.  The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

During the period ended January 31, 2004, the change in share purchase options outstanding is as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at April 30, 2003	-	-
Granted	2,350,000	$0.60

Options outstanding and exercisable at January 31, 2004	2,350,000	$0.60

At January 31, 2004, 2,350,000 share purchase options are outstanding to directors and employees entitling the holders thereof the right to purchase one common share of the Company at $0.60 per share.  These share purchase options expire May 13, 2004.

The Compensation charge associated with directors' and employees options in the amount of $129,000 is not recognized in the financial statements, but included in the pro forma amounts below.  The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield

0.0%

Expected volatility

61%

Risk-free interest rate

3%

Weighted average expected term in years

0.33 years

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company's share purchase options.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 5

Note 5

Capital Stock - Note 8 - (cont'd)

Share Purchase Options - (cont'd)

Had compensation cost associated with directors' and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Nine months ended
January 31, 2004
Net loss	$ (1,399,850)
Pro forma compensation cost	(129,000)

Pro forma net loss	$ (1,528,850)

Pro forma net loss per share	$ (0.03)

Subsequent to January 31, 2004, the exercise price associated with these share purchase options share was amended to $0.50 per share.

Note 6

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the nine months ended January 31, 2004, the Company issued 51,772,500 post forward split common shares at $0.002 per share pursuant to agreements to settle debts totalling $103,545.  In addition, the Company issued a total of 14,500,000 post forward split common shares, at a deemed value of $1,290,000, to consultants for consulting services.  As at January 31, 2004, $125,000 has been included in prepaid fees and $1,165,000 has been expensed.

These transactions were excluded from the statements of cash flows.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 6

Note 7

Related Party Transactions - Notes 4 and 8

During the nine months ended January 31, 2004, the Company was charged management fees totaling $66,330 by former directors of the Company.

Included in accounts payable and accrued liabilities and advances payable at January 31, 2004 is a total of $136,505 (April 30, 2003: $161,265) due to former directors of the Company and a company with a former common director.

Note 8

Subsequent Events - Notes 4 and 5

i)

By a consulting agreement dated February 1, 2004 a director of the Company agreed to provide consulting services to the Company for a twelve-month period in consideration for 100,000 common shares, which were issued by the Company.

ii)

By an acquisition agreement dated March 1, 2004, the Company agreed to acquire 100% ownership of the unpatented mining claims and the net smelter royalties throughout five properties (the Dun Glen (58 claims), Debut (16 claims), SMH (20 claims), Roxy and Gold View properties (76 claims)) in consideration for $10,000 (paid) and 1,000,000 common shares (issued). The vendor is a related party by virtue of a common director.

iii)

By a letter of intent dated March 15, 2004 the Company granted Megastar Development Corp. ("MDV"), a Canadian public company, the option to earn a 50% ownership interest in the Debut Property.  As consideration MDV will pay a total of $201,600 and issue a total of 500,000 of its common shares to the Company, from March 15, 2004 to March 15, 2009.  MDV must also incur exploration cost totaling $1,000,000 from March 15, 2004 to March 15, 2009.  This agreement is subject to MDV obtaining regulatory approval.

iv)

Subsequent to January 31, 2004, 3,000,000 common shares were released from escrow (Note 5) pursuant to a consulting agreement.

v)

Subsequent to January 31, 2004, the Company issued 250,000 common shares to an officer of the Company pursuant to share purchase options outstanding at January 31, 2004 at an exercise price of $0.50 per share.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

We have not received revenue from operations during the nine months ended January 31, 2004.  As of January 31, 2004, we had cash reserves of $34,139 and prepaid fees of $125,000.  We believe that these cash reserves will not satisfy our cash requirements in order to continue as a going concern for twelve months following the filing of this Report.

We cannot estimate when we will begin to realize any revenue. In order to satisfy our requisite budget, we have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in capital being available to us.  There can be no assurance that funding for our operations will be available under favorable terms, if at all.

We have been financing our operations primarily from related-party cash advances and through private equity subscriptions.  On October 27, 2003, we entered into an agreement whereby $204,000 was advanced to us.  These funds are an interest bearing loan with a twenty-four month term.  The money is being used to fund ongoing operating costs, to participate in the exploration and development of mineral properties, to make option payments, and to generally meet our future corporate obligations.

Our Plan of Operations For Next 12 Months

We have a 100% interest in 13 unpatented mining claims and three mining lease agreements on  Nevada mineral exploration properties that cover the core of the Dun Glen Mining Property, which we acquired from Scoonover Exploration LLC. ("Scoonover").  The 13 unpatented mining claims cover approximately 269 acres.  E. L. Hunsaker III is a director and principal of Scoonover as well as being one of our directors.

The Marbourg et al Lease consists of two patented lode mining claims covering approximately 27 acres.  The definitive agreement gives us lease rights to a 100% interest (with Marbourg et al retaining a 4% net smelter royalty ("NSR") in the property contingent upon annual advance royalty payments being made to Marbourg et al.

The Heckman Lease consists of five unpatented lode mining claims covering approximately 103 acres.  The definitive agreement gives us lease rights to a 100% interest (with Heckman retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Heckman.

The Painter Lease consists of eight unpatented lode mining claims covering approximately 165 acres.  The definitive agreement gives us lease rights to a 100% interest (with Painter retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Painter.

We have a 100% interest in 30 mineral claims within the Sierra Mining District of the East Range, southwest of Winnemucca. The claims form a buffer around existing properties that comprise the Dun Glen Project.  The Sierra Claims possess significant potential for gold resources additional to those postulated for the Dun Glen. Numerous gold-mineralized, quartz veins cutting lithologies identical to those of the Dun Glen Project imply that bonanza-grade gold deposits may occur in the Sierra Claims.

The cost to maintain the Dun Glen Project over the next twelve months is $21,000 in lease and claim fees, we have sufficient capital on hand to make these payments.  We intend to explore and develop the Dun Glen Project, which includes the Sierra Mining District, in one comprehensive work program, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  Our geologist is expecting this work program to cost up to $450,000 over the next twelve months.

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a "Scientific Investigations" phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to gain the necessary approvals for conducting ground work on-site at Dun Glen and to determine the best drill targets for future core drilling.  The second phase comprises of the core drilling program.  Starting dates for the drilling is anticipated to be mid-May, depending on weather and ground conditions as well as rig availability.

We have also entered into a quitclaim deed with Scoonover whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko, Nevada on the west flank of the West Buttes Range in the Delker Mining District Elko County, Nevada. The property is due north and on trend from Placer Domes Bald Mountain deposit. The Debut Prospect is an intrusive related sediment-hosted gold-copper system that holds potential for shallow, economic gold mineralization.

The cost to maintain the Debut Prospect over the next twelve months is $1,700 in claim fees; we have sufficient capital on hand to make these payments.  We intend to explore and develop this property in a comprehensive work program along with Megastar Development Corp. ("Megastar"), a TSX Venture Exchange listed company, who has acquired a 50% interest in this property.  Megastar will incur $1,000,000 in work exploration and development expenditures within the next five years on the Debut Prospect.   Our geologist is expecting this work program to cost up to $366,000 over the next twelve months.

We have also entered into an acquisition agreement with Scoonover whereby we acquired a 100% ownership in the Goldview project.  This acquisition consists of seventy-six mineral claims in the Battle Mountain-Eureka Trend, adjacent to the Placer Dome Inc.'s recent Cortez Hills discovery.  This discovery currently hosts 5.5 million ounces of gold.  The Goldview claims are on trend, lying 8 miles east of the recent Mill Canyon discovery by Victoria Resources Corporation, which has identified four high-grade Carlin-type gold zones.

Our cost to maintain the Goldview Project over the next 12 months is $8,000.  A course of work is currently being planned to develop and advance this project.

We also acquired a 2% NSR from Scoonover retained on 20 mineral claims covering the SMH gold property and a 2% NSR retained on eight claims covering the Roxy Silver property.  These properties are wholly owned by McNab Creek Gold Company.

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

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-

14(c) and 15d-14(c).  This evaluation was conducted as of January 31, 2004.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

(b) Changes in Internal Control Over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

CHANGES IN SECURITIES AND USE OF PROCEEDS.

By consulting agreements dated August 1, 2003, we engaged two consultants, Greg Burnett and Michael Townsend, for a twelve month period to provide various consulting services to us.  In consideration for these services, we issued a total of 12,500,000 (forward split adjusted) common shares to these consultants.  In addition, on September 2, 2003 and pursuant to the escrow agreement between Stepp Law Group and us, we issued into escrow a further 12,500,000 (forward split adjusted) common shares to be transferred to the consultants if we and the consultants consider additional consideration for services provided to be appropriate.  During the quarter ended January 31, 2004, 2,000,000 common shares were released from escrow as payment for consulting services.  Subsequent to January 31, 2004, an additional 3,000,000 commons shares were released from escrow.  These shares were issued pursuant to registration statements filed with the United States Securities and Exchange Commission ("SEC") on a Form S-8 and a Form S-8/A.   The number of shares issued and outstanding as of March 18, 2004 does not include the remaining 7,500,000 (forward split adjusted) common shares issued into escrow in September 2003.  These shares may be released from escrow as payment for consulting services should we and the consultants agree compensation for services is appropriate.  A copy of the escrow agreement is attached to this Report as Exhibit 10.1.

Subsequent to January 31, 2004, pursuant to our contract with Zymin Corporation ("Zymin") as consideration for the purchase of the Sierra Claims, we issued 222,000 shares of our common stock in a transaction which is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, and which will cause those shares to be "restricted securities".   Accordingly, any disposition of these shares by ZyMin shall be subject to all applicable rules and regulations of any and all regulators, including, but not limited to, the SEC, and the rules and regulations promulgated by those regulators regarding such

disposition, including, but not limited to, Rule 144.   A copy of the contract is attached to this Report as Exhibit 10.4.

Also, subsequent to the end of third quarter, as partial consideration for the acquisition of Scoonover's assets, we issued Scoonover 1,000,000 shares of our common stock in a transaction which is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, and which will cause those shares to be "restricted securities".   A copy of the acquisition agreement is attached to this Report as Exhibit 10.6.  We also issued 100,000 shares of our common stock in a transaction which is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, and which will cause those shares to be "restricted securities", to E. L. Hunsaker III pursuant to his consulting agreement with us.  A copy of the consulting agreement is attached to this Report as Exhibit 10.5.  Accordingly, any disposition of these shares by Scoonover and Mr. Hunsaker, shall be subject to all applicable rules and regulations of any and all regulators, including, but not limited to, the SEC, and the rules and regulations promulgated by those regulators regarding such disposition, including, but not limited to, Rule 144.

On March 11, 2004, we issued 250,000 common shares to Negar Towfigh, our secretary, pursuant to the exercise of stock options.  These shares were issued pursuant to registration statement filed with the SEC on a Form S-8.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the nine months ended January

31, 2004 at a shareholder meeting.

Item 5

OTHER INFORMATION.

In October 2003, we hired KCrew Communications Inc. ("KCrew") as our investor relations firm for consideration of CAD$2,500 per month.  There is no written contract with KCrew.

On December 12, 2003, we entered into a quitclaim deed with Scoonover whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko Nevada on the west flank of the West Buttes Range in the Delker Mining District Elko County, Nevada. The property is due north and on trend from Placer Domes Bald Mountain deposit. The Debut Prospect is an intrusive related sediment-hosted gold-copper system that holds potential for shallow, economic gold mineralization.  A copy of the quitclaim deed is attached to this Report as Exhibit 10.3.

On January 27, 2004, we entered into a contract with ZyMin to purchase the Sierra Claims 1 through 30 inclusive, within the Sierra Mining District, Pershing County, Nevada.  In consideration for the sale and conveyance, we issued ZyMin 222,000 restricted shares of our common stock subsequent to the end of the third quarter.

By a consulting agreement dated February 1, 2004, we engaged Mr. Hunsaker, who is also one of our directors, for a twelve month period to provide various consulting services to us.  In consideration for these services, we issued Mr. Hunsaker 100,000 restricted common shares subsequent to the end of the quarter.

On March 1, 2004, we entered into an acquisition agreement to acquire 100% ownership of the unpatented mining claims and the net smelter royalties owned by Scoonover  throughout five properties (the Dun Glen, Debut, SMH, Roxy and Gold View properties) in exchange for $10,000 and 1,000,000 of our $0.001 par value common stock in a transaction are exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, which will cause those shares to be "restricted securities".  This is a related party transaction in that Mr.  Hunsaker is a director and principal shareholder of Scoonover as well as being one of our directors.

On March 15, 2004, we entered into a letter of intent to jointly explore and develop the Debut Gold property with Megastar.  In consideration for a 50% ownership interest in the Debut Gold property Megastar will pay us $201,600 and issue 500,000 common shares of Megastar over a 5 year period.  In addition, Megastar will incur $1,000,000 in work exploration and development expenditures within the next five years. The above proposed transaction is subject to approval of the TSX Venture Exchange.

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.1

Escrow Agreement with Stepp Law Group dated August 27, 2003*

Exhibit 10.2

Mining Lease and Agreement with Scoonover Exploration, LLC on September

25, 2003 for the Dun Glen Property*

Exhibit 10.3

Quitclaim Deed with Scoonover Exploration, LLC on December 12, 2003 on the Debut Property*

Exhibit 10.4

Contract with ZyMin Corporation on January 27, 2004 for the Sierra Claims**

Exhibit 10.5

Consulting Agreement with E. L Hunsaker III on February 1, 2004

Exhibit 10.6

Acquisition Agreement with Scoonover Exploration LLC on March 1, 2004

Exhibit 10.7

Letter of Intent with Megastar Development Corp. on March 15, 2004

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

* Incorporated by reference from our quarterly report filed on Form 10-QSB on December 19, 2003.

** Incorporated by reference from our current report filed on Form 8-K on February 10, 2004.

Reports on Form 8-K

Six reports on Form 8-K were filed with the SEC during the quarter ended January 31, 2004.

1.

On November 6, 2003, we reported that we had acquired 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut Property.

2.

On November 12, 2003, we filed a report on the Dun Glen Project located with in the Sierra mining District in Pershing County, Nevada.

3.

On November 26, 2003, we filed the following:

(a)

a report on the Dun Glen Prospect written by E. L. Hunsaker III;

(b)

an Evaluation of the Dun Glen Property written by Ken Snyder

(c)

a report on the geological evaluation of the Dun Glen Submittal Property written by Ken Snyder

(d)

E.L. Hunsaker III resume; and

(e)

a Claim Letter.

4.

On December 3, 2004, we reported that we had completed the initial reconnaissance work on the Dun Glen Project.

5.

On December 15, 2004, we filed a report on the Dun Glen and Debut Properties.

6.

On December 18, 2003, we acquired a 100% interest in 30 mineral claims within the Sierra Mining District of the East Range in Nevada.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 18, 2004

GOLDEN PATRIOT, CORP.

By:  /s/ Conrad Clemiss

Conrad Clemiss

President, CEO, Director

By: /s/ David Derby

David Derby

CFO, Director