Form 10QSB/A
period 2003-07-31
GOLDEN PATRIOT CORP
filed 2004-08-03
CIK 1080036

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

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14(c) and 15d-14(c). This evaluation was conducted as of July 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

~~Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted~~

~~within 90 days prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.~~

PART II – OTHER INFORMATION

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

10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002~~(1)~~

Exhibit 32

Certification of Chief Financial Officer pursuant to 15. U.S.C. Section

10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002~~(1)~~

Exhibit 33

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)

Incorporated by reference from our quarterly report on Form 10-QSB/A filed on January 5, 2004.

There were no reports filed on Form 8-K during the first quarter ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   ~~February 16, 2004~~April 27, 2004

GOLDEN PATRIOT, CORP.

By:  /s/ Conrad Clemiss

Conrad Clemiss

President, Director