Form 10-K
GOLDEN PATRIOT CORP
filed 2004-08-13
CIK 1080036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2004

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

Issuer's telephone number: (604) 646-6906

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $0.001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended April 30, 2004.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2004, based on the closing trading price of the day of $0.20 for the issuer's Common Shares, $0.001 par value (the "Common Shares") was $14,392,899.

The number of shares outstanding of the issuer's common equity, as of August 10, 2004, was 71,964,495.

Transitional Small Business Disclosure Format (Check one):

Yes_______

No    X

Certain statements in this Annual Report on Form 10-KSB, or the Report, are "forward-looking statements."  These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Golden Patriot, Corp.  a Nevada corporation (referred to in this Report as "we," "us" or "our,") and other statements contained in this Report that are not historical facts.  Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the SEC, reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.  When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements.  Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

PART I

Glossary

Alteration	Any change in the mineral composition of a rock brought about by physical or chemical Means.

Assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Exploration stage

An exploration stage prospect typically involves testing one or more targets within an area which has been determined to have merit, first with a combination of geological, geochemical and geophysical analysis, and then, once better defined targets have been identified information necessary to develop a three dimensional geologic model of the mineralized zone is evaluated, which could be used to demonstrate mineralized materials and/or mineral reserves.

Development stage

After the feasibility stage, a company could decide to bring the property into production. The process of bringing a mine from the feasibility stage to the production stage is the development stage. It is during this stage that costs are capitalized for US financial reporting purposes. Construction activities carried out during the development stage may include shaft sinking, crosscutting, drifting and raising, stripping, processing plant construction, leach pad construction, tailings impoundment and infrastructure construction (roads, power, water, ports, etc.)

Geophysical Survey

A scientific method of prospecting that measures the physical properties of rock formations. Common properties investigated include magnetism, specific gravity, electrical conductivity and radioactivity.

Geology	The science concerned with the study of the rocks which compose the Earth.

Geophysicist	One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth's magnetosphere.

Mining

Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Mineralization	The concentration of metals and their chemical compounds within a body of rock. A natural occurrence in rocks or soil of one or more metal yielding minerals.
NSR	Net Smelter Royalty
Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1)

Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2)

Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

 Item 1.

Description of Business.

Our Development

We are a corporation organized under the laws of the State of Nevada on November 24, 1998.  We were incorporated under the name "Herrimen Oil & Gas Inc." and our articles were amended on April 2, 2003 to change our name to "Boundaries Capital, Inc."  We amended our articles to change our name to "Golden Patriot, Corp." on October 10, 2003 to better reflect our change in business to a mining company with properties in Nevada.

Our Prior Business

We were originally incorporated to explore and develop or participate in the exploration and development of oil and gas properties in California.  By agreement between Brothers Oil & Gas Inc. ("Brothers") and us, we had an option (the "Option") to acquire Brothers' 13% (approximate) interest ("Brothers' Interest") in a property (the "Property") known as the Pioneer Canal Prospect.  At the time we entered into this transaction, it was a related party transaction, in that Allen Sewell was our director as well as being a director and shareholder of Brothers.  The Property comprised of approximately 240 acres in Kern County, California.  The total acreage is divided into 160 acres for the 61-9 Well and 80 acres for the 18 R Well.   We paid $45,000 to Brothers for the acquisition cost of the option to acquire Brothers' Interest in the Property.

The exercise price of the Option was $750,000, if exercised, we would have earned a 12% and a 13% working interest in the two wells.

The Option originally terminated on June 30, 1999, but by a letter from Brothers dated June 18, 1999 the option was extended.  By letters from Brothers dated December 31, 2001, and June 25, 2002, the Option was further extended on a month-to-month basis before being mutually terminated on September 29, 2003.

Our Current Business

We are engaged in the acquisition and exploration of mineral properties in the State of Nevada.  We are currently actively engaged in exploration activities on the Dun Glen Property.

The Dun Glen Prospect

By a mining lease agreement dated September 25, 2003, we acquired from Scoonover Exploration LLC ("Scoonover") the exclusive right to prospect and explore 28 lode mining claims located in Pershing County, Nevada for $10,000 (paid).   The definitive agreement gave us lease rights to a 100% interest in the Property contingent upon certain annual payments being made to Scoonover.  A copy of the Mining Lease Agreement is included in the Annual Report as Exhibit 10.1.  After we entered into this agreement, it became a related party transaction in that E.L. Hunsaker III was a director and principal shareholder of Scoonover and on October 21, 2003, he became one of our directors.

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a "Scientific Investigations" phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to gain the necessary approvals for conducting ground work on-site at Dun Glen and to determine the best drill targets for future core drilling.  The second phase is a "core drilling" phase. The first phase has already begun and the starting date for the second phase is anticipated to be in September or October 2004, depending on weather, financing, and ground conditions as well as rig availability.

Assay results from the first group of surface rock chip samples collected in the first phase of sampling at the Dun Glen Project were encouraging.  These results when combined with previous sampling and the geologic mapping completed to date highlight another favorable portion of the 10,000 foot long vein zone.  The highest assay received on the Dun Glen Prospect to date were 2.2 ounce of gold per ton.  A second round of sampling for the first phase of the program is not yet complete.  We are mainly mining for gold at this time.

Sierra Claims

On January 27, 2004, we entered into a contract with ZyMin Corporation ("ZyMin") to purchase a 100% interest in 30 mineral claims (the "Sierra Claims") located in Pershing County, Nevada.  As consideration for the sales and conveyance, we issued 222,000 common shares to ZyMin.  The Sierra Claims form a buffer around existing properties that comprise the Dun Glen Project.  A copy of this contract is included in the Annual Report as Exhibit 10.2.

Scoonover Properties

On March 1, 2004 we entered into an acquisition agreement with Scoonover, whereby we agreed to acquire 100% ownership of the unpatented mining claims and the net smelter royalties ("NSR") throughout five properties (the Dun Glen (28 claims), Debut (16 claims), SMH (20 claims), Roxy and Gold View properties (76 claims)) in consideration for $10,000 and 1,000,000 of our common shares . The 58 Dun Glen claims that we acquired in this agreement are the same 28 claims referred to above under the "Dun Glen Prospect" and the 30 claim referred to above under the "Sierra Claims".  This agreement resulted in the cancellation of our future royalty payments due to Scoonover pursuant to our Mining Lease Agreement with them.   This is a related party transaction in that E.L. Hunsaker III is a director and principal shareholder of Scoonover and one of our directors.  A copy of this acquisition agreement is included in the Annual Report as Exhibit 10.3.

Debut Property

By quitclaim deed dated December 12, 2003, we acquired a 100% interest from Scoonover in 16 unpatented lode mineral claims located in Pershing County, Nevada for $3,500. This agreement is subject to a production royalty of 21/2% of NSR. This is a related party transaction in that E.L. Hunsaker III is a director and principal shareholder of Scoonover and he is one of our directors.  We have not initiated any exploration activities on this property as of the date of this Annual Report.  A copy of the Quitclaim Deed is included in the Annual Report as Exhibit 10.4.

Joint Venture

By a letter of intent dated March 15, 2004, we granted Megastar Development Corp. ("MDV"), a Canadian public company, the option to earn a 50% ownership interest in the Debut Property.  As consideration MDV was to pay us a total of $201,600, issue us a total of 500,000 of its common shares and incur exploration cost on the property totaling $1,000,000.  A copy of the letter of intent is included in the Annual Report as Exhibit 10.5.  On May 10, 2004, the Company and MDV mutually terminated the letter of intent.

Subsequent Events

We entered into an option agreement with Minterra Resources Corp. ("Minterra") on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  Minterra is a publicly traded exploration company listed on the TSX Venture Exchange and, as such, this agreement is subject to regulatory approval.  As consideration, Minterra is required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, issue us 100,000 of its common shares and incur a total of $1,000,000 Canadian Dollars on exploration and development on each property within three years. A copy of the option agreement is included in the Annual Report as Exhibit 10.6.

Investor Relations

In October 2003, we entered into an oral agreement with KCrew Communication Inc. ("KCrew") to provide investor relations services on our behalf in consideration for $2,500 Canadian Dollars per month.   On April 30, 2004, we terminated the agreement with KCrew.

Consulting Agreements

By consulting agreements dated August 1, 2003, we engaged two consultants, Greg Burnett and Michael Townsend, for a twelve month period to provide consulting services to us.  Mr. Townsend seeks out and negotiates potential mining properties and joint venture opportunities for us.  Mr. Burnett liaisons with our board on various business matters and provides us his expertise on securities issues.  None of the services provided by either Mr. Townsend or Mr. Burnett are of a promotional, investor relations or fiscal agency nature.  In consideration for these services, we issued a total of 12,500,000 (forward split adjusted) common shares to these consultants.  In addition, on September 2, 2003 and pursuant our escrow agreement with Stepp Law Group, we issued into escrow a further 12,500,000 (forward split adjusted) common shares to be transferred to the consultants if we and the consultants consider additional consideration for services provided to be appropriate.  These shares may be released from escrow as payment for consulting services should we and the consultants agree compensation for services is appropriate.  Mr. Townsend had 5,000,000 shares released from escrow during the year ended April 30, 2004, while all of Mr. Burnett's shares remain in escrow.  Their services are not of a promotional, investor relations or fiscal agency nature.  A copy of the each amended consulting agreement and the escrow agreement is attached to this Annual Report as Exhibits 10.7, 10.8 and 10.9, respectively.  On July 30, 2004 both consulting agreements were extended for a further twelve month term.  Each extension was done by way of on oral agreement.

On January 27, 2004, we entered into a consulting agreement with ZyMin whereby we engaged them, through their employee Charlie Sulfrian, to provide us with consulting services for a twelve month period.   In consideration for services rendered, the consultant invoices for services and expense, of which 60% of the services rendered may be paid for in stock.  The consultant prepares geological studies and reports, conducts field exams, analyzes and gives recommendations for the prosperities.  Their services are not of a promotional, investor relations or fiscal agency nature.  A copy of this consulting agreement is included in the Annual Report as Exhibit 10.10.

We entered into a consulting agreement with E.L. Hunsaker III on February 1, 2004, whereby we engaged him for twelve month period to provide various consulting services to us in consideration for 100,000 common shares.  Mr. Hunsaker is consulting with us on the exploration and development of our existing properties and he is staking new properties.  His services are not of a promotional, investor relations or fiscal agency nature.  A copy of this consulting agreement is included in the Annual Report as Exhibit 10.11.

Exploration and Development

Over the last two fiscal years we have spent $647,479 on mining exploration and development.  This amount includes $558,040 for the issuance of common shares for the acquisition of assets and for consulting related to exploration.

Environmental

We are a mining company and as such are subject to various federal, state and local laws in the areas where our properties are located, and regulations relating to environmental quality and pollution control.  We are currently not paying any costs to comply with environmental laws, however these costs may increase in the future.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada.

To maintain the claims in good standing claim maintenance fees totaling $7,000 are due with the U.S. Bureau of Land  Management on August 31, 2004 and $480 is due to Perishing County on August 31, 2004.

In order to proceed with any drilling program, we will have to apply to the U.S. Bureau of Land Management. The permitting process is anticipated to take approximately two to six weeks.  The permit fees are anticipated to be approximately $5,000 in total. The permitting process will be targeted to commence early in the field season with the objective of obtaining drilling permits for those locations identified for prospective drilling as a result of our initial exploration.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a junior mineral resource exploration company engaged in the business of mineral exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment.

We are also in competition with major exploration companies and as such we will encounter  strong  competition from many other natural resource  companies,  including many that possess substantial financial resources,  in acquiring  economically  desirable producing properties and  exploratory  drilling  prospects,  and in obtaining  equipment and labor to operate and maintain their properties.

We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional mineral properties.

Many of the junior resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties. This competition could adversely impact on our ability to finance property acquisitions and further exploration.

Employees.

We have no employees as of the date of this Annual Report. We anticipate that we will rely on the contracting of independent consultants during our exploration stage, rather than hiring employees.

Subsidiaries

Other than Golden Patriot Nevada, Corp., our wholly owned Nevada subsidiary, we have no subsidiaries.  We are in the process of transferring title of all of our claims to our subsidiary. Our subsidiary has been inactive thus far.

Item 2.

Description of Property

We are an exploration state company and we do not have any proven or probable reserves on any of our properties.

We have a 100% interest in 13 unpatented mining claims and three mining lease agreements on Nevada mineral exploration properties that cover the core of the Dun Glen Mining Property, which we acquired from Scoonover.  We are mining for gold and silver on the Dun Glen Property.  The 13 unpatented mining claims cover approximately 269 acres.  E. L. Hunsaker III is a director and principal of Scoonover as well as being one of our directors.

The Dun Glen Property is located in the Sierra (Dun Glen or Chafey) district in Dun Glen Canyon on the west flanks of the East Range.  The property covers portions of sections 1, 2, 11, 12, 13, and 14, T33N/R36E, in Pershing County, Nevada.  The property is reached by driving approximately 22 miles west from Winnemucca, Nevada on U.S. Interstate Highway 80 to the Dun Glen exit then traveling northeast approximately 8.5 miles on dirt road to the property.

The Marbourg et al Lease consists of two patented lode mining claims covering approximately 27 acres.  The definitive agreement gives us lease rights to a 100% interest (with Marbourg et al retaining a 4% NSR in the property contingent upon annual advance royalty payments being made to Marbourg et al.  An advance royalty payment of $6,000 is due September 26, 2004.

The Heckman Lease consists of five unpatented lode mining claims covering approximately 103 acres.  The definitive agreement gives us lease rights to a 100% interest (with Heckman retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Heckman.  An advance royalty payment of $2,000 is due September 29, 2004.

The Painter Lease consists of eight unpatented lode mining claims covering approximately 165 acres.  The definitive agreement gives us lease rights to a 100% interest (with Painter retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Painter.  An advance royalty payment of $7,000 is due October 28, 2004.

We have a 100% interest in 30 mineral claims within the Sierra Mining District of the East Range, southwest of Winnemucca, Nevada. The claims form a buffer around existing properties that comprise the Dun Glen Project.  The Sierra Claims possess potential for gold resources additional to those postulated for the Dun Glen.

The Dun Glen Project consists of  46 unpatented lode mining claims held directly by Golden Patriot, Corp. with an expiry date of August 31, 2004 (date by which claim maintenance fees due to the U.S. Bureau of Land Management to maintain the claims in good standing); and 13 unpatented lode mining claims held by two ten year leases with annual advance royalty payments due to maintain the leases in good standing.  These 13 claims also have an August 31, 2004 expiry date by which the claim maintenance dees must be paid to maintain the claims in good standing.  Two patented mining claims are held by a ten year lease with advance royalty payments due annually to maintain the lease in good standing.

The cost to maintain the Dun Glen Project over the next twelve months is $21,000 in lease and claim fees.  We intend to explore and develop this property in a comprehensive work program along with Minterra, our joint venture partner who has acquired a 50% interest in this property.  Our geologist is expecting this work program to cost up to $95,000 over the next twelve months.  Pursuant to our agreement with Minterra, they are obligated to spend $125,000 Canadian Dollars on this property over the next twelve months.

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a "Scientific Investigations" phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to gain the necessary approvals for conducting ground work on-site at Dun Glen and to determine the best drill targets for future core drilling.  The second phase is a "core drilling" phase. The first phase has already begun and the starting date for the second phase is anticipated to be in September or October, depending on weather and ground conditions as well as rig availability.

Assay results from the first group of surface rock chip samples collected in the first phase of sampling at the Dun Glen Project were encouraging.  These results when combined with previous sampling and the geologic mapping completed to date highlight another favorable portion of the 10,000 foot long vein zone.  The highest assay received on the Dun Glen Prospect to date was 2.2 ounce of gold per ton.  A second round of sampling for the first phase of the program is not yet complete.  We are mainly exploring for gold and silver at this time.

We have also entered into a quitclaim deed with Scoonover whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko, Nevada on the west flank of the West Buttes Range in the Delker Mining District Elko County, Nevada. The property is due north-northeast and on trend from Placer Domes Bald Mountain deposit. The Debut Prospect is an intrusive related sediment-hosted gold-copper system that holds potential for shallow, economic gold mineralization.  We will be exploring for gold on the Debut property once we commence exploration.

The Debut project is located in the Delker Mining District in Elko County, Nevada at approximately 40°22' N, 115°1' W. The property is approximately 96 road miles southwest of the town of Elko.  The Debut project is located in unsurveyed T29N, R62E.

The Debut Prospect consists of  16 unpatented lode mining claims held directly by Golden Patriot, Corp. with an expiry date of August 31, 2004 (date by which claim maintenance fees due to the U.S. Bureau of Land Management to maintain the claims in good standing).

The cost to maintain the Debut Prospect over the next twelve months is $2,140 in claim maintenance and county fees; we have sufficient capital on hand to make these payments.  We intend to explore and develop the Debut Prospect, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  Our geologist is expecting this work program to cost up to $366,000 over the next twelve months.

We have also entered into an acquisition agreement with Scoonover whereby we acquired a 100% ownership in the Gold View project.  This acquisition consists of seventy-six mineral claims in the Battle Mountain-Eureka Trend, adjacent to the Placer Dome Inc.'s recent Cortez Hills discovery.  This discovery currently hosts 7.5 million ounces of gold.  The Gold View claims are on trend, lying 8 miles east of the recent Mill Canyon discovery by Victoria Resources Corporation, which has identified four high-grade Carlin-type gold zones.

The Gold View Project is located on the northwest flank of the Roberts Mountains and covers parts of sections 25 and 36, Township 24 North, Range 49 East; and sections 21, 22, 28, 29, 30, and 31 Township 24 North, Range 50 East, Eureka County, Nevada The property is reached by driving approximately 22 miles west on U.S. Interstate Highway 80 to Carlin, Nevada, then south on Nevada State Highway 278 to the JD Ranch-Cortez road then approximately 6 miles west to the Tonkin Springs road and 12miles south to the property.

The Gold View Project consists of  76 unpatented lode mining claims held directly by Golden Patriot, Corp. with an expiry date of August 31, 2004 (date by which claim maintenance fees due to the U.S. Bureau of Land Management to maintain the claims in good standing).

Our cost to maintain the Gold View Project over the next 12 months is $10,150.  A course of work is currently being planned to develop and advance this project. We will be exploring for gold once we commence exploration on the Gold View property.

We also acquired a 2% NSR from Scoonover on 20 mineral claims covering the SMH gold property and a 2% NSR on eight claims covering the Roxy Silver property.  These properties are wholly owned by McNab Creek Gold Company.

We are currently actively seeking out a potential joint venture partner to develop and explore our existing properties.

CORPORATE OFFICE

We occupy an office of approximately 1,870 square feet at 789 West Pender Street, Suite 1205, Vancouver, British Columbia, Canada, which we occupy rent-free.  Management believes that such offices will be satisfactory during the near term for the conduct of business.  We share this office with several other public companies, of whom we have one officer in common with, namely Negar Towfigh.

Item 3.

Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fiscal year ended April 30, 2004 at a shareholder meeting.  However, shareholders did vote for several matters by way of consent resolutions.

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

These actions complied with the proxy rules.  Our board of directors approved the above resolutions by unanimous written consent resolution on September 18, 2003.  A letter describing the actions taken by consent was sent to all of  our registered holders, as of September 18, 2003, who were not involved in the actions.

Our name change, forward split and increase in our authorized capital became effective September 29,

2003.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Reports to Security Holders.

As of August 10, 2004, our authorized capital stock consisted of 150,000,000 shares of Common Stock, par value $0.001 per share, or the Common Stock.  As of August 10, 2004, there were issued and outstanding 71,964,495 shares of Common.

We are a reporting company with the SEC. We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "GPTC". The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The first trade of our Common Stock on the Bulletin Board occurred in May 2002.  The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

Date	High	Low

First Quarter 2003	$ 0.25	$ 0.03
Second Quarter 2003	$ 0.40	$ 0.07
Third Quarter 2003	$ 0.10	$ 0.02
Fourth Quarter 2003*	$ 0.40	$ 0.00
First Quarter 2004	$ 0.10	$ 0.09
Second Quarter 2004	$ 2.00	$ 0.10
Third Quarter 2004**	$ 0.41	$ 0.28
Fourth Quarter 2004	$ 0.65	$ 0.37

* Our common shares were reverse split on a 150 old to 1 new basis on March 24, 2003.

** Our common shares were forward split on 1 old for 5 new basis on September 29, 2003

Holders

The number of holders of record and non-objecting beneficial owners as of April 30, 2004 for our common shares were 56 and approximately 2,042, respectively.

Stock Options

During the year ended April 30, 2004, we granted options as compensation to certain of our directors and officers under our 2004 Stock Option Plan.  In January 2004, 750,000 options were granted to each of Conrad Clemiss and David Derby, and 850,000 options were granted to Negar Towfigh. All 2,350,000 options originally had an exercise price of $0.60 but were amended to $0.50 each in March 2004.

On March 9, 2004, 250,000 stock options were exercised by our corporate secretary, resulting in the issuance of 250,000 shares of our common stock and gross proceeds of $125,000.  As of April 30, 2004, there were 2,100,000 stock options unexercised and outstanding.

In January 2004, the 2004 Stock Option Plan was implemented. We have not asked for shareholder approval for our 2004 Stock Option Plan.  The total number of shares of our common stock which may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 3,000,000 shares.

Subsequent to the year ended April 30, 2004, 2,100,000 stock options expired unexercised.  On June 1, 2004, 750,000 options were granted to each of Conrad Clemiss and David Derby, and 600,000 options were granted to Negar Towfigh. All 2,100,000 options were granted under our 2004 Stock Option Plan and are exercisable at $0.35 per share until October 1, 2004.

Dividends

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

During the period February 1, 2004 to April 30, 2004, we did not sell any securities that were not registered under the Securities Act other than the following:

On January 27, 2004, we entered into a consulting agreement with ZyMin Corporation ("ZyMin") whereby we engaged them, through their employee Charlie Sulfrian, to provide us with consulting services for a twelve month period.   In consideration for services rendered, the consultant invoices for services and expense, of which 60% of the services rendered may be paid for in stock.  On April 1, 2004, we issued ZyMin 9,890 restricted common shares for services rendered.  The exemption from registration that these shares were issued under is Section 4(2) of the Securities Act of 1933.  We relied on this exemption because this transaction did not involve any public offering, we did not engage in advertising or general solicitation, the investor is financially sophisticated and, as one of our consultants, has knowledge of our company and business.

We entered into a consulting agreement with E.L. Hunsaker III on February 1, 2004, whereby we engaged him for twelve month period to provide various consulting services to us in consideration for 100,000 restricted common shares, which were issued to him February 2, 2004.  The exemption from registration that these shares were issued under is Section 4(2) of the Securities Act of 1933.  We relied on this exemption because this transaction did not involve any public offering, we did not engage in advertising or general solicitation, the investor is financially sophisticated and, as one of our directors and consultants, has knowledge of our company and business.

We entered into a contract with ZyMin on January 27, 2004, to purchase a 100% interest in 30 mineral claims located in Pershing County, Nevada in consideration for 222,000 of our common shares.  In January 2004, our board of directors approved the share issuance pursuant to the agreement and 222,000 restricted common shares were issued in February 2004.  The exemption from registration that these shares were issued under is Section 4(2) of the Securities Act of 1933.  We relied on this exemption because this transaction did not involve any public offering, we did not engage in advertising or general solicitation, the investor is financially sophisticated and, as one of our consultants, has knowledge of our company and business.

On March 1, 2004 we entered into an acquisition agreement with Scoonover, whereby we agreed to acquire 100% ownership of the unpatented mining claims and the NSR throughout five properties in consideration for $10,000 and 1,000,000 of our common shares.  In March 2004, our board of directors approved the share issuance pursuant to the agreement and 1,000,000 restricted common shares were issued.  The exemption from registration that these shares were issued under is Section 4(2) of the Securities Act of 1933.  We relied on this exemption because this transaction did not involve any public offering, we did not engage in advertising or general solicitation, the investor is financially sophisticated and, the principal of the investor, E.L. Hunsaker III, as one of our directors and consultants, has knowledge of our company and business.

Stock Repurchases

During the period February 1, 2004 to April 30, 2004, we did not make any repurchases of our common stock.

Transfer Agent

Our transfer agent is Computershare located at 350 Indiana Street, Suite 800, Golden, Colorado, 80401 Tel: (303) 262-0600.

Item 6.

Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

Plan of Operation

Our plan of operations for the next twelve months is to develop and explore our various properties in Nevada, as well as to actively seek out new properties to acquire and vend to potential joint venture partners.  We anticipate that we will fund the costs of these acquisitions and developments through agreements with joint venture partners, private loans and/or future purchases of common stock by private investors.  If funds become available from revenues from mining (which is currently not the case) then those funds may be made available for expansion and for increasing production facilities.

We have not received revenue from operations during any of the three fiscal years immediately prior to the filing of this Annual Report. As of August 10, 2004, we have cash reserves of approximately $8,700, which we believe will satisfy our cash requirements for less than one-hundred and twenty (120) days following the filing of this Annual Report. We are expecting to receive $60,000 from Minterra as reimbursement of our out-of-pocket costs on the Dun Glen and Debut Properties once they have receive regulatory approval for our joint venture.  Also, Minterra will be paying for the claim fees and royalty payments on these two properties for this year.  We intend to raise additional financing through private loans.  We will use this capital to finance future business activities.

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a "Scientific Investigations" phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to gain the necessary approvals for conducting ground work on-site at Dun Glen and to determine the best drill targets for future core drilling.  The second phase is a "core drilling" phase. The first phase has already begun and the starting date for the second phase is anticipated to be in September or October 2004, depending on weather, financing, and ground conditions as well as rig availability.

An advance royalty payment of $6,000 is due September 26, 2004 on the Marbourg et al Lease consists.  An advance royalty payment of $2,000 is due September 29, 2004 on the Heckman Lease.  An advance royalty payment of $7,000 is due October 28, 2004 on the Painter Lease.

The cost to maintain the Dun Glen Project over the next twelve months is $21,000 in lease and claim fees.  We intend to explore and develop this property in a comprehensive work program along with Minterra, our joint venture partner who has an option to acquire a 50% interest in this property, subject to regulatory approval and financing.  Our geologist is expecting this work program to cost up to $95,000 over the next twelve months.  Pursuant to our agreement with Minterra, subject to regulatory approval, they are obligated to spend $125,000 Canadian Dollars on this property over the next twelve months, therefore we do not expect to incur any costs on this property over the next twelve months.

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

In the next twelve months, we hope to enter into arrangements whereby we will acquire equity interests in mining properties. However, there are certain risks associated with the mining business, including, but not limited to, severe fluctuations in commodity prices, strict regulatory requirements, uncertainty of mineral reserves and severe market fluctuations. There can be no assurance that such risks will not have a material adverse effect on our business, results of operations and financial condition.

On May 11, 20024, we entered into a consulting agreement with Equity Media Ltd. ("EML") for a term of one month in consideration for 275,000 restricted common shares.  EML provided us with business development services including public relations services.

On May 15, 2004 we entered into a consulting agreement with Sean Meegan on a month to month basis in consideration of $3,500 Canadian Dollars.  The services Mr. Meegan provides to us are of promotional and investor relations nature. We intend to continue using Mr. Meegan's investor relations services over the next twelve months.  A copy of this consulting agreement is included in the Annual Report as Exhibit 10.12.

Off Balance Sheet Arrangements

None

Item 7.

Financial Statements.

The financial statements required by this Item 7 are included in Item 13 of this Annual Report and incorporated herein by this reference.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of April 30, 2004.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position/Office held with the Company	Appointed to Office
Conrad Clemiss	35	Director President	February 19, 1999 September 29, 2003
David Derby	36	Director & Chief Financial Officer	October 1, 2003
E. L. Hunsaker III	47	Director	October 21, 2003
Negar Towfigh	31	Corporate Secretary	February 19, 1999

CONRAD CLEMISS Mr. Clemiss has over 16 years of experience in the securities industry.  He has been a director of Micron Enviro Systems, Inc., an oil and gas exploration and development company, since May 28, 2002. Mr. Clemiss was formerly a broker's assistant with several brokerage houses.  Mr. Clemiss has knowledge and experience of the workings of publicly traded companies, specifically in the areas of investor relations and business development.

DAVID DERBY Mr. Derby brings over ten years of experience in public markets to us. During that time he has served on the board of several public companies.  He has been the corporate secretary of Lateegra Resources Corp. since July 8, 2003.  He has also been a director of Canasia Industries Inc. since May 27, 2004.

E.L. HUNSAKER III  Mr. Hunsaker brings a wide range of capabilities and experience to our board. His capabilities include exploration work, geotechnical work and environmental monitoring.  He was provided services for such companies as SRK Consulting, Kennecott Exploration, Barrick Gold Exploration and Queenstake Resources Ltd., just to name a few. Mr. Hunsaker was also part of the team that increased Newmont Gold's reserve base by 10,000,000 ounces at Carlin, Nevada while he was Project Geologist there from 1993 to 1995.

NEGAR TOWFIGH Miss. Towfigh runs her own consulting firm where she specializes in structuring companies from incorporation to a listing on the TSX Venture Exchange or OTCBB; she assists companies with initial public offerings and assists with all regulatory filings. She is currently director of Habanero Resources Inc.  She is also CFO and Secretary of Micron Enviro Systems, Inc., an oil and gas exploration and development company.  She has previously been employed in the investment industry with several brokerage houses including Canaccord Capital Corporation, Nesbitt Burns Inc., RBC Dominion and Pacific International Securities Inc.  She graduated with a Bachelor of Commerce in Finance from the University of British Columbia in 1995.

Family Relationships

There are no family relationships among our directors and officers.

Involvement in Certain Proceedings

During the last five years none of our officers or directors have been involved in any events that are material to an evaluation of the ability or integrity of these persons.

Audit Committee

We do not currently have an audit committee or an audit committee financial expert.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports required to be filed have been filed in a timely manner for the year ended April 30, 2004, except as set forth below.

Nathan Nock was required to file a Form 3 by June 30, 2003 stating that he had become a beneficial shareholder of over 10% of our issued and outstanding shares, however he did not file until July 24, 2003.

David Derby was required to file a Form 3 by October 11, 2003 stating that he had become one of our directors but that he did not beneficial own any of our securities, however he did not file until December 9, 2003.

E.L. Hunsaker III was required to file a Form 3 by October 31, 2003 stating that he had become one of our directors but that he did not beneficial own any of our securities, however he did not file until December 9, 2003.

Negar Towfigh was required to file a Form 4 by March 11, 2004 stating changes in ownership, however she did not file until March 16, 2004.

Code of Ethics

We have not yet adopted a code of ethics.  We plan to do so in the next year.

Item 10.

Executive Compensation.

Summary Compensation Table

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended April 30, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Conrad Clemiss [1] President	2004	$2,500	Nil	Nil	Nil	750,000/Nil	Nil	Nil
Allen Sewell [2] President	2004 2003 2002	$20,000 $48,000 $48,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Ni

[1]

Mr. Conrad Clemiss began serving as our President on September 29, 2003.

[2]

Mr. Allen Sewell served as our President from February 1, 2001 to September 29, 2003.  During the period from February 1, 2001 to April 30, 2001, Allen Sewell's salary was paid to Church Bay Farms Corp.

Compensation of Directors

 Our directors receive no extra compensation for their service on our Board of Directors other than the grant of stock options.

On January 14, 2004, Conrad Clemiss and David Derby were each granted 750,000 stock options for services rendered as our directors with an exercise price of $0.60.  The exercise price of the options was amended to $0.50 on March 5, 2004.  The aggregate 1,500,000 stock options expired, unexercised on May 13, 2004.  E. L. Hunsaker III was not granted any options during the year ended April 30, 2004.

Employment Contracts. We have not entered into any employment contracts with any named executive officer.

Option/SAR Grants Table

The following table sets forth certain information concerning grants of stock options to our Named Executive for the year ended April 30, 2004:

Individual Grants
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Share) (1)	Market Price on Date of Grant ($/Share)	Expiration Date
Conrad Clemiss	750,000	32%	0.50	0.45	May 13, 2004
Allen Sewell	Nil	Nil	N/A	N/A	N/A

(1)  The Options were originally granted with an exercise price of $0.60, which was later amended to $0.50.

Option Exercises and Year-End Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for our Named Executive held by him at April 30, 2004:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Conrad Clemiss	Nil	Nil	750,000/Nil	Nil/Nil
Allen Sewell	Nil	Nil	Nil/Nil	Nil/Nil

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding beneficial ownership of our Common Stock as of August 10, 2004:

  each shareholder who is known by us to own beneficially 5% or more of our Common Stock;

  each of our directors and each of the officers named in Item 10 - "Directors and Executive officers of the Registrant," or the Named Executives, of this Report; and

  all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
$0.001 Par Value Common Stock	Conrad Clemiss 4453 Capilano Road North Vancouver, BC Canada V7R 4K1	750,000 (1)	1%
$0.001 Par Value Common Stock	Allen Sewell 101 Church Bay Road PO Box 31 Saturna Island, BC Canada V0N 2Y0	Nil	Nil
$0.001 Par Value Common Stock	David Derby Suite 1250 789 W. Pender Street Vancouver, BC Canada V6C 1H2	750,000 (2)	1%
$0.001 Par Value Common Stock	E.L. Hunsaker III PO Box 2021 Elko, Nevada USA 89803	100,000	0.1%
$0.001 Par Value Common Stock	Negar Towfigh Suite 1205 789 W. Pender Street Vancouver, BC Canada V6C 1H2	600,000 (3)	0.8%
$0.001 Par Value Common Stock	Nathan Nock Suite 402, 4373 Halifax Street Burnaby, BC Canada V5C 5Z2	25,000,000 (4)	34.7%
$0.001 Par Value Common Stock	All officers and directors as a group	2,200,000	2.9%

(1)

Mr. Clemiss has the right to acquire 750,000 common shares from the exercise price of options within 60 days of the date of this table.

(2)

Mr. Derby has the right to acquire 750,000 common shares from the exercise price of options within 60 days of the date of this table.

(3)

Ms. Towfigh has the right to acquire 600,000 common shares from the exercise price of options within 60 days of the date of this table.

(4)

Nathan Nock is a shareholder of ours who beneficially owns 5% or more of our common stock.  He received his shares through a debt settlement agreement with us dated June 3, 2003.  His only role relating to us is as a shareholder.

(5)

Based upon 71,964,495 common shares outstanding as of August 10, 2004, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning equity compensation as of April 30, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	2,100,000	$0.50	650,000
Total	2,100,000	$0.50	650,000

Our board approved the 2004 Non-Qualified Stock Option Plan ("Option Plan") on January 8, 2004.  Under the terms on the Option Plan an aggregate 3,000,000 common shares of our stock may be purchased.  The board grants options as their discretion to certain of our directors and officers. The Option Plan expires December 31, 2010.

Item 12.

Certain Relationships and Related Transactions

Transactions with Promoters

There were no transactions with promoters.

Related Party Transactions

There have been no related party transaction which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

On September 29, 2003, Brothers and we mutually terminated our option on two wells in the Pioneer Canal Project located in Kern County, California.   This was a related party transaction as Allen Sewell was our president and director until his resignation on September 29, 2003 and he is the president and director of Brothers.

On March 1, 2004 we entered into an acquisition agreement with Scoonover, whereby we agreed to acquire 100% ownership of the unpatented mining claims and the NSR throughout five properties. This is a related party transaction in that E.L. Hunsaker III is a director and principal shareholder of Scoonover and he is one of our directors.

We have also issued options to various directors and officers during the year ended April 30, 2004, please refer to the Stock Option section under Item 5 for further detail.

During the year ended April 30, 2004, one of our officers realized a gain from the sale of personal holdings of our common stock.  The holding period relating to these sales was less than six months.  In accordance with Section 16 of the Exchange Act of 1934, the involved officer remitted the realized gains to us.

Certain previous directors and their beneficially owned companies, namely Graeme Sewell, Southern Commerce Corp. and Brothers, have loaned us funds over the past two fiscal years and paid expenses on our behalf.

PART IV

Item 13.

Exhibits and Reports on Form 8-K.

A.

Financial Statements

The balance sheets and the related statements of operations, shareholders' equity and cash flows of Boundaries Capital, Inc. for each of the years ended April 30, 2003 and 2002.

B.

Reports on Form 8-K

We filed six Current Reports on Form 8-K during the last quarter of the period covered by the financial statements.

On February 3, 2004, we filed historical information on the Dun Glen Property.

On February 10, 2004, we reported that we had entered into a contract with ZyMin to purchase 30 Sierra Claims, within the Sierra Mining District, Pershing County, Nevada.  We also reported that we had entered into a letter of intent to acquire all of Scoonover's assets.  We filed a copy of a report written by a business writer on out Dun Glen Property.

On March 9, 2004, we reported that we had acquired a 100% ownership in the Goldview project located in the Battle Mountain-Eureka Trend, Nevada.  We also reported that we had concluded the acquisition of all of the assets of Scoonover Exploration LLC.

On March 15, 2004, we reported that we had entered into a letter of intent to jointly explore and develop the Debut Gold property with Megastar Development Corp.

Also, on March 15, 2004, we filed a copy of a report written by a business writer regarding our acquisition of the Goldview property.

On April 21, 2004, we reported that we had initiated detailed exploration to evaluate the 10,000 foot long high-grade vein target at our Dun Glen Project in Pershing County, Nevada.

C.

Other Exhibits

Exhibit 10.1

Mining Lease and Agreement with Scoonover Exploration, LLC on September 25, 2003 for the Dun Glen Property (1)

Exhibit 10.2

Contract with ZyMin Corporation on January 27, 2004 for the Sierra Claims (2)

Exhibit 10.3

Acquisition Agreement with Scoonover Exploration LLC on March 1, 2004 (3)

Exhibit 10.4

Quitclaim Deed with Scoonover Exploration, LLC on December 12, 2003 on the Debut Property (1)

Exhibit 10.5

Letter of Intent with Megastar Development Corp. on March 15, 2004(3)

                                Exhibit 10.6             Option Agreement with Minterra Resources Corp.  on July 26, 2004

Exhibit 10.7

Amended Consulting Agreement with Greg Burnett dated August 1, 2004 (4)

Exhibit 10.8

Amended Consulting Agreement with Michael Townsend dated August 1, 2004(5)

Exhibit 10.9

Escrow Agreement with Stepp Law Group dated August 27, 2003(1)

Exhibit 10.10

Consulting Agreement with ZyMin  dated January 27, 2004

Exhibit 10.11

Consulting Agreement with E.L Hunsaker III on February 1, 2004(3)

Exhibit 10.12

Consulting Agreement with  Sean Meegan dated May 15, 2004

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

10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 33

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference from our quarterly report on Form 10-QBS filed on December 19, 2003

(2)

Incorporated by reference from our Form 8-K filed on February 10, 2004

(3)

Incorporated by reference from our quarterly report on Form 10-QBS filed on March 19, 2004

(4)

Incorporated by reference from Mr. Burnett's Schedule 13D/A filed on September 2, 2004

(5)

Incorporated by reference from Mr. Townsend's Schedule 13D/A filed on September 2, 2004

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

Item 14.

Principal Accountant Fees and Services.

Audit Fees

Audit fees consist of the audit of our annual financial statements, review of the quarterly  financial statements, accounting consultations and consents and other services related to SEC filings.  During the last two fiscal years audit fees paid to Amisano Hanson, Chartered Accountants were $15,911 and $8,781, respectively.

Audit Related Fees

There were no other fees billed by Amisano Hanson during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees".

Tax Fees

Amisano Hanson did not provide us with any tax consulting or related services.

All Other Fees

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PATRIOT, CORP.
Dated: August 10, 2004	By: /s/ Conrad Clemiss Conrad Clemiss President and Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: August 10, 2004	By: /s/ Conrad Clemiss Conrad Clemiss President and Director
Dated: August 10, 2004	By: /s/ David Derby David Derby CFO and Director
Dated: August 10, 2004	By: /s/ E. L. Hunsaker III E. L. Hunsaker III Director

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

April 30, 200 4 and 200 3

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

We have audited the accompanying consolidated balance sheets of Golden Patriot, Corp. (formerly Boundaries Capital, Inc.) (An Exploration Stage Company) as of April 30, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the years ended April 30, 2004 and 2003 and the period from November 24, 1998 (Date of Inception of the Exploration Stage) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Golden Patriot, Corp. (formerly Boundaries Capital, Inc.) as of April 30, 2004 and 2003 and the results of its operations and its cash flows for the years ended April 30, 2004 and 2003 and the period from November 24, 1998 (Date of Inception of the Exploration Stage) to April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ Amisano Hanson
July 8, 2004, except Note 13 (iv), which is as of July 26, 2004	Chartered Accountants

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

April 30, 2004 and 2003

(Stated in US Dollars)

ASSETS	200 4	200 3
Current
Cash	$ 2,163	$ 10
Amounts receivable	2,299	-
Prepaid fees - Note 7	62,500	-

	66,962	10
Capital assets - Note 4	2,229	-

	$ 69,191	$ 10

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 8	$ 32,607	$ 237,923
Advances payable - Notes 5 and 8	82,105	8,766

	114,712	246,689
Note payable - Note 6	204,000	-

	318,712	246,689

STOCKHOLDERS' DEFICIENCY
Capital stock - Note 7
Common stock, $0.001 par value
150,000,000 authorized (April 30, 2003: 50,000,000)
71,689,495 outstanding (April 30, 2003: 835,105)	71,689	167
Paid-in capital	3,763,096	317,689
Deficit accumulated during the exploration stage	(4,084,306)	(564,535)

	(249,521)	(246,679)

	$ 69,191	$ 10

Nature and Continuance of Operations - Note 1

Commitments - Notes 3 and 7

Subsequent Events - Notes 7 and 13

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

CONSOLDIATED STATEMENTS OF OPERATIONS

for the years ended April 30, 2004 and 2003 and the period from

November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2004

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
			Stage) to
			April 30,
	2004	2003	2004
Revenue	$ -	$ -	$ -

General and Administrative Expenses
Abandonment of capital assets	-	-	6,773
Administration fees - Note 8	-	-	14,527
Amortization	351	-	5,341
Audit and accounting fees	18,236	10,495	51,139
Consulting fees - Note 8	2,705,747	9,074	2,720,696
Cost recovery - Note 8	-	-	(4,000)
Exploration and development costs - Note 8	647,479	-	681,516
Filing fees	5,608	2,286	14,533
Investor relations	20,723	-	20,723
Interest	5,198	12,139	17,337
Legal fees	8,765	5,980	60,294
Management fees - Note 8	68,830	48,000	284,830
Office and miscellaneous	18,873	588	30,804
Promotion	12,485	-	48,438
Rent - Note 8	-	-	1,432
Telephone	-	-	3,050
Transfer agent	4,422	3,792	15,853
Travel and automobile	5,013	-	28,479
Write-off of accounts payable	(1,959)	-	(1,959)
Write off of oil and gas properties - Notes 3 and 8	-	-	84,500

	(3,519,771)	(92,354)	(4,084,306)

Net loss for the period	$ (3,519,771)	$ (92,354)	$ (4,084,306)

Basic loss per share	$ (0.05)	$ (0.11)

Weighted average number of shares outstanding	66,325,523	793,260

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended April 30, 2004 and 2003 and the period from

November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2004

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
			Stage) to
			April 30,
	2004	2003	2004
Cash Flows provided from (used in) Operating Activities
Net loss for the period	$ (3,519,771)	$ (92,354)	$ (4,084,306)
Items not affecting cash:
Abandonment of capital assets	-	-	6,773
Amortization	351	-	5,341
Write-off of accounts payable	(1,959)	-	(1,959)
Write off of oil and gas properties	-	-	84,500
Issuance of common shares for consulting fees	2,775,000	-	2,775,000
Issuance of common shares for exploration and development costs	513,040	-	513,040
Changes in non-cash working capital balances:
Amounts receivable	(2,299)	-	(2,299)
Prepaid fees	(62,500)	-	(62,500)
Accounts payable	(99,812)	87,620	16,067
Advances payable	73,339	4,750	112,105

Net cash provided from (used in) operating activities	(324,611)	16	(516,194)

Cash Flows from (used in) Financing Activities
Repayment of bank overdraft	-	(6)	-
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200
Common stock issued - options	125,344	-	125,344
Note payable	204,000	-	204,000

Net cash from (used in) financing activities	329,344	(6)	617,200

Cash Flows used in Investing Activities
Acquisition of capital assets	(2,580)	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Net cash used in investing activities	(2,580)	-	(98,843)

.../Cont'd/

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)                                                     Continued

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended April 30, 2004 and 2003 and the period from

November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2004

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
			Stage) to
			April 30,
	2004	2003	2004
Net increase in cash during the period	2,153	10	2,163

Cash, beginning of the period	10	-	-

Cash, end of the period	$ 2,163	$ 10	$ 2,163

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transactions - Note 11

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2004

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 7)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Stock issued pursuant to private placement agreements - at $0.15	66,665	$ 67	$ 1,933	$ -	$ 2,000
- at $2.25	442,475	442	198,672	-	199,114
- at $3.00	11,110	11	6,656	-	6,667
- at $74.91	1,335	1	19,999	-	20,000
- at $2.25	37,500	38	16,837	-	16,875

	559,085	599	244,097	-	244,656
Net loss for the period	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	559,085	599	244,097	(184,872)	59,784

Stock rescission - at $74.91	(1,335)	(1)	(19,999)	-	(20,000)
Stock subscriptions - at $1.50	194,000	194	58,006	-	58,200
Net loss for the year	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	751,750	752	282,104	(319,894)	(37,038)

Stock subscriptions - at $1.50	16,665	16	4,984	-	5,000
Net loss for the year	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	768,415	768	287,088	(394,365)	(106,509)
Net loss for the year	-	-	-	(77,816)	(77,816)

Balance, April 30, 2002	768,415	768	287,088	(472,181)	(184,325)
Stock subscriptions - at $2.25	66,690	67	29,933		30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)                                                     Continued

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2004

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 7)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Stock subscriptions pursuant to debt
settlement agreements - at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements - at $0.10	12,500,000	12,500	237,500	-	250,000
- at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
- at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
- at $0.45	100,000	100	44,900	-	45,000
- at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire resource properties - at $0.43	1,000,000	1,000	429,000	-	430,000
- at $0.35	222,000	222	77,478	-	77,700
Stock issued pursuant to exercise of stock purchase options - at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004	71,689,495	$ 71,689	$ 3,763,096	$ (4,084,306)	$ (249,521)

GOLDEN PATRIOT, CORP.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004 and 2003

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company is an exploration stage company.  The Company originally intended to explore and develop oil and gas properties in California, USA.  During the years ended April 30, 2003 and 2002, the Company did not conduct any exploration and development.  On September 29, 2003, the Company terminated the development of its oil and gas properties and during the year ended April 30, 2004, the Company entered into agreements to acquire mineral claims in Nevada, USA that it intends to explore and develop.  The Company has not yet determined whether these properties contain reserves that are economically recoverable.  The recoverability of the amounts shown for its properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties, the ability of the Company to obtain the necessary financing to satisfy the expenditure requirements of property agreements and complete the development of the properties, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis.  At April 30, 2004 the Company has a working capital deficiency of $47,750.  The Company has not yet achieved profitable operations and as of April 30, 2004, has accumulated a deficit of $4,084,306 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company has historically satisfied its capital needs primarily by issuing equity securities.  Management plans to continue to provide for its capital needs during the year ended April 30, 2005 by the issuance of common stock and through loans.  The Company is actively seeking one or more potential joint venture partners to develop and explore the existing mining properties.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Golden Patriot Nevada, Corp. (formerly Volcalwave Software Inc.) ("Volcalwave").  Volcalwave was incorporated in the State of Nevada on August 5, 2003, and was inactive during the period August 5, 2003 to April 30, 2004.

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

Capital Assets and Amortization

The Company records office equipment and computer equipment additions at cost and provides for amortization at a rate of 20% and 30% respectively per annum using the declining balance method.

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

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

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

Resource Properties

Cost of lease, acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

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

Values

The amounts shown for exploration and development costs represent costs to date and to not necessarily reflect present or future values.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

(Stated in US Dollars) - Page 4

Note 2

Summary of Significant Accounting Policies - (cont'd)

Foreign Currency Translation

The Company's functional currency is US dollars as substantially all of the Company's operations are in the United States of America.  The Company used the United States of America dollar as its reporting currency for consistency with registrants of the Securities Exchange commission ("SEC") and in accordance with the SFAS No. 52.

Assets and liabilities denominate in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the Comprehensive Income Account in Stockholders' Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the translation date.  Any exchange gains or losses are included in other income expenses on the Statement of Operation, if applicable.

Basic Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128 "Earnings per Share".  Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

(Stated in US Dollars) - Page 5

Note 2

Summary of Significant Accounting Policies - (cont'd)

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, amounts receivable, accounts payable and accrued liabilities and advances payable approximate their fair value due to the short-term maturity of such instruments.  Notes payable also approximates its fair value.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has a stock-based compensation plan, which is described in Note 7.  Under this plan, all stock-based payments to non-employees are accounted for using a fair value based methods of accounting.  No compensation expense is recognized when the stock options are granted to employees or directors.  Consideration received from employees, directors or consultants on exercise of stock option is credited to share capital. If stock is repurchased from employees, directors or consultants, the excess of the consideration paid over the carrying amount of the stock is charged to deficit.  On the granting of stock options to employees or directors, the Company has elected to provide pro-forma disclosure on their fair value.

Note 3

Resource Properties - Note 13

Pioneer Canal Project

By an option agreement dated November 27, 1998 and amendments thereto dated December 31, 2001 and June 25, 2002, the Company paid $45,000 to a company with a common director for an option on two wells in the Pioneer Canal Project located in Kern County in the State of California, USA. In addition, the Company paid a $25,000 finder's fee with respect to this option.

To exercise the option the Company was required to pay $750,000.  If exercised, the Company would have earned a 12% and a 13% working interest in the two wells, respectively.  On September 29, 2003, the Company and the optionor mutually terminated the option.  In a prior year, the Company recorded a write-off of $84,500 in respect to this project.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

(Stated in US Dollars) - Page 6

Note 3

Resource Properties - Note 13 - (cont'd)

The Dun Glen Prospect

By a lease agreement dated September 25, 2003, the Company acquired the exclusive right to prospect and explore 28 lode mining claims located in Pershing County, Nevada.  The Company shall pay advance royalty payments as follows:

2003	$ 10,000	(paid)
2004	$ 15,000
2005	$ 25,000
2006	$ 36,000
2007	$ 50,000
2008 - 2013	$ 70,000

All advance royalty payments payable shall be credited to and recoverable from production royalty payments. The Company shall pay a production royalty of 3-4% of net smelter returns.

Debut Property

By quitclaim deed dated December 12, 2003, the Company acquired a 100% interest in 16 unpatented lode mineral claims located in Pershing County, Nevada for $3,500 (paid). This agreement is subject to a production royalty of 2 1/2% of net smelter returns.

By a letter of intent dated March 15, 2004 the Company granted Megastar Development Corp. ("MDV"), a Canadian public company, the option to earn a 50% ownership interest in the Debut Property.  As consideration MDV was to pay a total of $201,600, issue a total of 500,000 of its common shares to the Company and incur exploration cost on the property totalling $1,000,000.  On May 10, 2004, the Company and MDV mutually terminated the letter of intent.

Sierra Claims

On January 27, 2004, the company entered into a contract to purchase a 100% interest in 30 mineral claims located in Pershing County, Nevada.  As consideration for the sales and conveyance, the Company issued 222,000 common shares (issued) valued at $77,700.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

(Stated in US Dollars) - Page 7

Note 3

Resource Properties - Note 13 - (cont'd)

Scoonover Properties

By an acquisition agreement dated March 1, 2004, the Company agreed to acquire 100% ownership of the unpatented mining claims and the net smelter royalties throughout five properties (the Dun Glen (58 claims), Debut (16 claims), SMH (20 claims), Roxy and Gold View properties (76 claims)) in consideration for $10,000 (paid) and 1,000,000 common shares (issued) valued at $441,200. The vendor is a related party by virtue of a common director.

Note 4

Capital Assets

		2004		2003
		Accumulated
	Cost	Amortization	Net	Net
Computer equipment	$ 1,862	$ 279	$ 1,583	$ -
Office equipment	718	72	646	-

	$ 2,580	$ 351	$ 2,229	$ -

Note 5

Advances Payable - Note 8

Advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6

Note Payable

The note payable in the amount of $204,000 is unsecured, due on October 27, 2005 and bears interest at 5% per annum on the unpaid balance.

Note 7

Capital Stock - Note 12

On March 24, 2003, the Company consolidated its common stock on a 150 old for 1 new basis.  On September 29, 2003, the Company forward split its common stock on a 1 old for 5 new basis and increased its authorized capital from 50,000,000 to 150,000,000 common shares with a par value of $0.001.  The number of shares issued and outstanding has been restated to give retroactive effect to the consolidation and the forward split of its common stock.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

(Stated in US Dollars) - Page 8

Note 7

Capital Stock - Note 12 - (cont'd)

By amended consulting agreements dated August 1, 2003, the Company retained the services of two consultants for a twelve month period to provide technical, business and/or management services to the Company.  In consideration for these services, the Company issued a total of 12,500,000 post forward split common shares to these consultants which were recorded at a fair value of $250,000.  $62,500 are prepaid for services to be provided over the three months following April 30, 2004.

The Company also agreed to issue up to an additional 12,500,000 post forward split common shares as additional consideration for services should the Company and the consultants determine such consideration is appropriate.  These shares were issued into escrow at that time.  During the year ended April 30, 2004, 5,000,000 of these common shares were released from escrow and have been recorded at a fair value of $2,480,000.

The number of common shares issued and outstanding at April 30, 2004 does not include the remaining 7,500,000 post forward split common shares included in escrow.

Share Purchase Options

The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers and employees.  The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

During the year ended April 30, 2004, the change in share purchase options outstanding is as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at April 30, 2003	-	-
Granted	2,350,000	$0.50

	2,350,000	$0.50
Exercised	(250,000)	$0.50

Options outstanding and exercisable at April 30, 2004	2,100,000	$0.50

At April 30, 2004, 2,100,000 share purchase options were outstanding to directors and employees entitling the holders thereof the right to purchase one common share of the Company at $0.50 per share.  These share purchase options expired on May 13, 2004.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

(Stated in US Dollars) - Page 9

Note 7

Capital Stock - Note 12 - (cont'd)

Share Purchase Options - (cont'd)

The Compensation charge associated with directors' and employees options in the amount of $150,000 is not recognized in the financial statements, but included in the pro forma amounts below.  The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	46%
Risk-free interest rate	4%
Weighted average expected term in years	33 years

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

Had compensation cost associated with directors' and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Year ended
April 30, 2004
Net loss	$ (3,519,771)
Pro forma compensation cost	(150,000)

Pro forma net loss	$ (3,669,771)

Pro forma net loss per share	$ (0.05)

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

(Stated in US Dollars) - Page 10

Note 8

Related Party Transactions - Notes 3 and 5

The Company was charged the following amounts by directors and former directors of the Company or companies with directors or officers in common:

			November 24,
			1998 (Date of
			Inception of
			Exploration
			Stage) to
			April 30,
	2004	2003	2004
Administration fees	$ -	$ -	$ 14,527
Capital assets	-	-	3,547
Consulting fees	73,463	9,074	88,412
Cost recovery	-	-	(4,000)
Exploration and development costs	8,080	-	8,080
Management fees	68,830	48,000	284,830
Rent	-	-	1,432
Write-off of oil and gas properties	-	-	45,000

	$ 150,373	$ 57,074	$ 441,828

The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

At April 30, 2004 and 2003, the Company owed the following amounts to directors and a former director of the Company or companies with directors and former directors in common:

	2004	2003
Accounts payable	$ 8,238	$ 169,308
Advances payable	51,505	8,766

	$ 59,743	$ 178,074

These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

(Stated in US Dollars) - Page 11

Note 9

Deferred Tax Assets

The significant components of the Company's deferred tax assets are as follows:

Total
Deferred Tax Assets
Non-capital loss carryforwards	$ 1,388,664
Valuation allowance	(1,388,664)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations.  The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 10

Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss.  At April 30, 2004, the Company has net operating loss carryforwards, which expire commencing in 2019 totalling approximately $4,084,306, the benefit of which has not been recorded in the financial statements.

Note 11

Non-cash Transaction

Operating and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the year ended April 30, 2004, the Company issued 51,772,500 common shares at $0.002 per share pursuant to agreements to settle debts totalling $103,545.  In addition, the Company issued a total of 17,500,000 common shares, at a value of $2,730,000, to consultants for consulting services, 1,222,000 common shares at a value of $507,700 to acquire resource properties and 109,890 common shares at a value of $50,340 to consultants for exploration costs.  These transactions were excluded from the statements of cash flows.

Note 12

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Golden Patriot, Corp.

(formerly Boundaries Capital, Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2004 and 2003

(Stated in US Dollars) - Page 12

Note 13

Subsequent Events - Note 7

i)

By stock option agreements dated June 1, 2004, the Company granted stock options to directors and officers of the Company to purchase 2,100,000 common shares of the Company at $0.35 per share.  These options expire on October 1, 2004.

ii)

By a consulting agreement dated May 11, 2004, the Company issued 275,000 common shares at

$0.36 per share for investor relation services.

iii)

On May 10, 2004, the Company received cash advances of $35,000.  These advances are non-interest bearing and payable on demand.

iv)

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp.

("Minterra") the option to earn a 50% ownership interest in the Gold View claims and Dun Glen

Prospect.  As consideration, Minterra (upon regulatory approval) is required, per property, to reimburse the Company its out-of-pocket costs up to a maximum of $30,000, issue a total of

100,000 of its common shares to the Company and incur a total of CDN$1,000,000 of exploration costs within three years. Minterra is also responsible for all of the required advance royalty payments and net smelter royalties on these properties.