Form 10QSB
period 2004-07-31
GOLDEN PATRIOT CORP
filed 2004-09-17
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

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

604-646-6906

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes       (   ) No

There were 71,964,495 common shares outstanding of as of September 15, 2004.

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

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

(Unaudited)

 (Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

July 31, 2004 and April 30, 2004

(Unaudited)

(Stated in US Dollars)

	July 31,	April 30,
ASSETS	2004	2004
Current
Cash	$ 11,036	$ 2,163
Amounts receivable	-	2,299
Prepaid fees	-	62,500

	11,036	66,962
Capital assets	2,078	2,229

	$ 13,114	$ 69,191

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 6	$ 48,698	$ 32,607
Advances payable - Note 6	130,843	82,105

	179,541	114,712
Note payable	204,000	204,000

	383,541	318,712

STOCKHOLDERS' DEFICIENCY
Capital stock - Note 5
Common stock, $0.001 par value
150,000,000 authorized
71,964,495 outstanding (April 30, 2004: 71,689,495)	71,964	71,689
Paid-in capital	3,861,821	3,763,096
Deficit accumulated during the exploration stage	(4,304,212)	(4,084,306)

	(370,427)	(249,521)

	$ 13,114	$ 69,191

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended July 31, 2004 and 2003,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2004

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2004	2003	2004
General and Administrative Expenses
Abandonment of capital assets	$ -	$ -	$ 6,773
Administration fees - Note 6	-	-	14,527
Amortization	151	-	5,492
Audit and accounting fees	9,234	1,500	60,373
Consulting fees - Note 6	75,100	4,050	2,795,796
Cost recovery - Note 6	-	-	(4,000)
Exploration and development costs - Note 6	13,209	-	694,725
Filing fees	1,757	254	16,290
Investor relations	106,849		127,572
Interest	2,571	-	19,908
Legal fees	-	-	60,294
Management fees - Note 6	-	12,000	284,830
Office and miscellaneous	10,261	-	41,065
Promotion	-	-	48,438
Rent - Note 6	-	-	1,432
Telephone	-	-	3,050
Transfer agent fees	774	674	16,627
Travel and auto	-	-	28,479
Write-off of accounts payable	-	(884)	(1,959)
Write-off of oil and gas properties - Note 6	-	-	84,500

Net loss for the period	$ (219,906)	$ (17,594)	$ (4,304,212)

Basic loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	66,633,716	6,694,858

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2004 and 2003,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2004

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2004	2003	2004
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (219,906)	$ (17,594)	$ (4,304,212)
Add (deduct) items not affecting cash
Abandonment of capital assets	-	-	6,773
Write-off of accounts payable	-	(884)	(1,959)
Amortization	151	-	5,492
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	99,000	-	99,000
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Changes in non-cash working capital items related to operations
Amounts receivable	2,299	-	-
Prepaid fees	62,500	-	-
Accounts payable	16,091	7,262	154,202
Advances payable	48,738	18,340	160,843

Cash provided by (used in) operating activities	8,873	7,124	(507,321)

Cash Flows provided by Financing Activities
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200
Common stock issued - options	-		125,344
Note payable	-	-	204,000

Cash flow provided by financing activities	-	-	617,200

.../Cont'd.

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2004 and 2003,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2004

(Unaudited)

 (Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2004	2003	2004
Cash Flows used in Investing Activities
Acquisition of capital assets	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash used in investing activities	-	-	(98,843)

Net increase in cash during the period	8,873	7,124	11,036

Cash, beginning of the period	2,163	10	-

Cash, end of the period	$ 11,036	$ 7,134	$ 11,036

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transaction - Note 7

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2004

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

.../Cont'd.

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to April 30, 2004

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Stock subscriptions pursuant to debt
Settlement agreements - at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements - at $0.10	12,500,000	12,500	237,500	-	250,000

- at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
- at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
- at $0.45	100,000	100	44,900	-	45,000
- at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire resource properties - at $0.43	1,000,000	1,000	429,000	-	430,000
- at $0.35	222,000	222	77,478	-	77,700
Stock issued exercise of options - at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004	71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements - at $0.36	275,000	275	98,725	-	99,000

Net loss for the period	-	-	-	(219,906)	(219,906)

Balance, July 31, 2004	71,964,495	$71,964	$3,861,821	$ (4,304,212)	$ (370,427)

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2004 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company's April 30, 2004 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at July 31, 2004, the Company had a working capital deficiency of $168,505 which is not sufficient to meet its planned business objectives or to fund oil and gas property, acquisition, exploration and development expenditures and ongoing operations.  The Company has accumulated losses of $4,304,212 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors raise substantial doubt that the Company will be able to continue as a going concern.

Note 3

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Golden Patriot Nevada, Corp. (formerly Vocalwave Software Inc. ("Vocalwave").  Volcalwave was incorporated in the State of Nevada on August 5, 2003, and was inactive during the period August 5, 2003 to July 31, 2004.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 2

Note 4

Resource Properties

The Dun Glen Prospect

By a lease agreement dated September 25, 2003, the Company acquired the exclusive right to prospect and explore 28 lode mining claims located in Pershing County, Nevada.  The Company shall pay advanced royalty payments as follows:

2003	$10,000	(paid)
2004	$15,000
2005	$25,000
2006	$36,000
2007	$50,000
2008 - 2013	$70,000

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 3

Note 4

Resource Properties - (cont'd)

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

Minterra Option

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. ("Minterra") the option to earn a 50% ownership interest in the Gold View claims and Dun Glen Prospect (including Sierra claims).  As consideration, Minterra is required, per property, to reimburse the Company its out-of-pocket costs up to a maximum of $30,000, issue a total of 100,000 of its common shares to the Company and incur a total of CDN$1,000,000 of exploration costs within three years.  Minterra is also responsible for all of the required advance royalty payments and net smelter royalties on these properties.  The agreement is subject to the TSX Venture Exchange approval.

Note 5

Capital Stock

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

By amended consulting agreements dated August 1, 2003, the Company retained the services of two consultants for a twelve month period to provide technical, business and/or management services to the Company. In consideration for these services, the Company issued a total of 12,500,000 post forward split common shares to these consultants. The Company also agreed to issue up to an additional 12,500,000 post forward split common shares as additional consideration for services provided should the Company and the consultants determine such consideration is appropriate.  These shares were issued into escrow at that time.  During the year ended April 30, 2004, 5,000,000 of these common shares were released from escrow.  The number of common shares issued and outstanding at April 30, 2004 does not include the additional 7,500,000 post forward split common shares included in escrow.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 4

Note 5

Capital Stock - (cont'd)

Share Purchase Options

The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers and employees.  The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

During the period ended July 31, 2004, the change in share purchase options outstanding is as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at April 30, 2004	2,100,000	$0.50
Expired	(2,100,000)	$0.50
Granted	2,100,000	$0.35

Options outstanding and exercisable at July 31, 2004	2,100,000	$0.35

The compensation charge associated with directors' and employees options in the amount of $134,000 is not recognized in the financial statements, but included in the pro forma amounts below.  The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	55%
Risk-free interest rate	3%
Weighted average expected term in years	.33 years

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company's share purchase options.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 5

Note 5

Capital Stock - (cont'd)

Had compensation cost associated with directors' and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

July 31,
2004
Net loss	$ (219,906)
Pro forma compensation cost	(134,000)

Pro forma net loss	$ (353,906)

Pro forma net loss per share	$ (0.01)

Note 6

Related Party Transactions

The Company was charged the following amounts by directors and former directors of the Company or companies with directors or officers in common:

			November 24,
			1998 (Date of
			Inception of
			the Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2004	2003	2004
Administration fees	$ -	$ -	$ 14,527
Capital assets	-	-	3,547
Consulting fees	75,100	-	163,512
Cost recovery	-	-	(4,000)
Exploration and development costs	8,412	-	16,492
Management fees	-	12,000	284,830
Rent	-	-	1,432
Write-off of oil and gas properties	-	-	45,000

	$ 83,512	$ 12,000	$ 525,340

The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2004

(Unaudited)

(Stated in US Dollars) - Page 6

Note 6

Related Party Transactions - (cont'd)

At July 31, 2004 and April 30, 2004 the Company owed the following amounts to directors and a former director of the Company or companies with directors and former directors in common:

	July 31,	April 30,
	2004	2004
Accounts payable	$ 12,762	$ 8,238
Advances payable	50,243	51,505

	$ 63,005	$ 59,743

Note 7

Non-cash Transaction

Operating and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the period ended July 31, 2004, the Company issued 275,000 common shares, at a value of $99,000, to consultants for investor relations services.  This transaction was excluded from the statement of cash flows.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operations

We have not received revenue from operations during the three months ended July 31, 2004.  As of July 31, 2004, we had cash reserves of $11,036.  We believe that these cash reserves will not satisfy our cash requirements in order to continue as a going concern for twelve months following the filing of this Report. As discussed below, we are expecting to receive $60,000 from our joint venture partner, Minterra Resources Corp. ("Minterra"), as reimbursement of our out-of-pocket costs on the Dun Glen and Debut Properties once they have receive regulatory approval for our joint venture.  They will also be paying for the claim fees and royalty payments on these two properties for this year.  We intend to raise additional financing through private loans.  We will use this capital to finance future business activities.  There can be no assurance that we will receive any or adequate loans or that they will be available under favorable terms, if at all.

We cannot estimate when we will begin to realize any revenue. In order to satisfy our requisite budget, we have also held and will continue to conduct negotiations with various investors regarding equity investments.  We cannot predict whether these negotiations will result in capital being available to us.  There can be no assurance that funding for our operations will be available under favorable terms, if at all.

We have been financing our operations primarily from loans.  During the three months ended July 31, 2004, we received loans totaling $50,000 from two parties.  These funds are non-

interest bearing and are payable upon demand.  The money is being used to fund ongoing operating costs, to participate in the exploration and development of mineral properties, and to generally meet our future corporate obligations.

Our Plan of Operations For Next 12 Months

We are an exploration state company and we do not have any proven or probable reserves on any of our properties.

We entered into an option agreement with a three year term with Minterra on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  Minterra is a publicly traded exploration company listed on the TSX Venture Exchange and, as such, this agreement is subject to regulatory approval. We believe that we will receive a response in regards to regulatory approval of the option agreement from the TSX Venture Exchange within one month from the date of the Quarterly Report.  As consideration, Minterra is required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, issue us 100,000 of its common shares and incur a total of $1,000,000 Canadian Dollars on exploration and development on each property within three years.  Minterra is also required to make any and all payments necessary to maintain the property in good standing during the term of the option agreement.

We have a 100% interest in 13 unpatented mining claims and three mining lease agreements on Nevada mineral exploration properties that cover the core of the Dun Glen Mining Property, which we acquired from Scoonover Exploration LLC. ("Scoonover").  We hope to explore for gold and silver on the Dun Glen Property.  The 13 unpatented mining claims cover approximately 269 acres.  E. L. Hunsaker III is a director and principal of Scoonover as well as being one of our directors.

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

Among the Dun Glen Property is the Marbourg el al Lease, the Heckman Lease, the Painter Lease and other leases.

The Marbourg et al Lease consists of two patented lode mining claims covering approximately 27 acres.  The definitive agreement gives us lease rights to a 100% interest (with Marbourg et al retaining a 4% net smelter royalty ("NSR") in the property contingent upon annual advance royalty payments being made to Marbourg et al.  An advance royalty payment of $6,000 is due September 26, 2004.  Pursuant to the terms of the option agreement with Minterra, they are obligated to make this payment, subject to regulatory approval.  John Greenslade, the president and director of Minterra, has given us a verbal commitment that Minterra will pay the advance royalty payment by the due date even if regulatory approval is not yet received.

The Heckman Lease consists of five unpatented lode mining claims covering approximately 103 acres.  The definitive agreement gives us lease rights to a 100% interest (with Heckman retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Heckman.  An advance royalty payment of $2,000 is due September 29, 2004.  Pursuant to the terms of the option agreement with Minterra, they are obligated to make this payment, subject to regulatory approval.  John Greenslade, the president and director of Minterra, has given us a verbal commitment that Minterra will pay the advance royalty payment by the due date even if regulatory approval is not yet received.

The Painter Lease consists of eight unpatented lode mining claims covering approximately 165 acres.  The definitive agreement gives us lease rights to a 100% interest (with Painter retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Painter.   An advance royalty payment of $7,000 is due October 28, 2004.  Pursuant to the terms of the option agreement with Minterra, they are obligated to make this payment, subject to regulatory approval.   John Greenslade, the president and director of Minterra, has given us a verbal commitment that Minterra will pay the advance royalty payment by the due date even if regulatory approval is not yet received.

We have a 100% interest in 30 mineral claims within the Sierra Mining District of the East Range, southwest of Winnemucca. The Sierra Claims possess potential for gold resources additional to those postulated for the Dun Glen.

The Dun Glen Project consists of 46 unpatented lode mining claims held directly us.  In August 2004, Minterra paid $7,480 for the Pershing County filing fees and claim maintenance fees which were due to the U.S. Bureau of Land Management to maintain the claims in good standing; and 13 unpatented lode mining claims held by two ten year leases with annual advance royalty payments due to maintain the leases in good standing.  Also in August 2004, Minterra paid the claim fees for these 13 claims in order to maintain the claims in good standing.  Two patented mining claims are held by a ten year lease with advance royalty payments due annually to maintain the lease in good standing.

The cost to maintain the Dun Glen Project over the next twelve months is $15,000 in advance royalty payments, although we do not have sufficient capital on hand to make these payments, Minterra is obligated to make these payments subject to regulatory approval.  We intend to explore and develop the Dun Glen Project, which includes the Sierra Mining District, in one comprehensive work program, along with Minterra.  Our geologist is expecting this work program to cost up to $95,000 over the next twelve months.  Pursuant to our agreement with Minterra, they are obligated to pay the entire cost of the work program over the next twelve months (not to exceed $125,000 Canadian Dollars) if regulatory approval is obtained and if  Minterra exercised their option on the property.

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a "Scientific Investigations" phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to determine the best drill targets for future core drilling and gain the necessary approvals for conducting ground work on-site at Dun Glen.  The second phase is a "core drilling" phase.  The first phase has already begun and the starting date for the second phase is anticipated to be in October or November, depending on weather and ground conditions as well as rig availability.

Assay results from the first group of surface rock chip samples collected in the first phase of sampling at the Dun Glen Project were encouraging.  We will be spending approximately $6,000 in assay testing over the next twelve months and we expect to make these payments with the funds that Minterra is reimbursing us for our out-of-pocket costs that we have already incurred on the Dun Glen Prospect.  These results when combined with previous sampling and the geologic mapping completed to date highlight another favorable portion of the 10,000 foot long vein zone.  The highest assay received on the Dun Glen Prospect to date was 2.2 ounce of gold per ton.  A second round of sampling for the first phase of the program is not yet complete.  We are mainly exploring for gold and silver at this time.

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

The Debut Prospect consists of 16 unpatented lode mining claims held directly by us.  In August 2004, we paid $2,140 in Elko County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing.

There are no costs involved in maintaining the Debut Prospect in good standing over the next twelve months.  We intend to explore and develop the Debut Prospect, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  Our geologist is expecting this work program to cost up to $366,000 over the next twelve months.

We have also entered into an acquisition agreement with Scoonover whereby we acquired a 100% ownership in the Gold View project.  This acquisition consists of 76 mineral claims in the Battle Mountain-Eureka Trend, adjacent to Placer Dome Inc.'s recent Cortez Hills discovery.  This discovery currently hosts 5.5 million ounces of gold.  The Gold View claims are on trend, lying eight miles southeast of the recent Mill Canyon discovery by Victoria Resources Corporation, which has identified four high-grade Carlin-type gold zones.

The Gold View Project is located on the northwest flank of the Roberts Mountains and covers parts of sections 25 and 36, Township 24 North, Range 49 East; and sections 21, 22, 28, 29, 30, and 31 Township 24 North, Range 50 East, Eureka County, Nevada The property is reached by driving approximately 22 miles west from Elko, Nevada on U.S. Interstate Highway 80 to Carlin, Nevada, then south on Nevada State Highway 278 to the JD Ranch-

Cortez road then approximately 6 miles west to the Tonkin Springs road and 12 miles south to the property.

The Gold View Project consists of 76 unpatented lode mining claims held directly by us. In August 2004, Minterra paid $10,150 in Eureka County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing.  We do not have any costs to maintain the Gold View Project over the next 12 months.  A course of work is currently being planned to develop and advance this project with Minterra, who is also our joint venture partner on this prospect.  We will be exploring for gold once we commence exploration on the Gold View property.

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

Risks Associated with Operations and Expansion

We intend to enter into arrangements whereby we will acquire equity interests in mineral properties.  However we do not have the resources at this time to acquire equity interests in mineral properties and there can be no assurance that funding for these acquisitions will be available under favorable terms, if at all.  However, there are certain risks associated with the mining exploration and development business, including, but not limited to, severe fluctuations in commodity prices, strict regulatory requirements, uncertainty of commodity reserves and severe market fluctuations. Such risks may have a material adverse effect on our business, results of operations and financial condition.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of July 31, 2004.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II - OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

During the period May 1, 2004 to July 31, 2004, we did not sell any securities that were not registered under the Securities Act other than the following:

Pursuant to our consulting agreement with Equity Media Ltd. ("EML") as consideration for the business development and public relations services that were provided for a term of one month, we issued EML 275,000 shares of our common stock in a transaction which is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, and which will cause those shares to be "restricted securities".   Accordingly, any disposition of these shares by EML shall be subject to all applicable rules and regulations of any and all regulators, including, but not limited to, the SEC, and the rules and regulations promulgated by those regulators regarding such disposition, including, but not limited to, Rule 144.   A copy of the contract is attached to this Report as Exhibit 10.1.  The exemption from registration that these shares were issued under is Section 4(2) of the Securities Act of 1933.  We relied on this exemption because this transaction did not involve any public offering, we did not engage in advertising or general solicitation, the investor is financially sophisticated and, as one of our consultants, has knowledge of our company and business.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the three months ended July

31, 2004.

Item 5

OTHER INFORMATION.

On May 10, 2004, Megastar Development Corp. ("MDV"), a Canadian public company, and we mutually terminated the letter of intent that we had entered into on March 15, 2004, whereby we granted MDV the option to earn a 50% ownership interest in the Debut Property.

On May 11, 2004, we entered into a consulting agreement with EML for a term of one month in consideration for 275,000 restricted common shares.  EML provided us with business development services including public relations services.

On May 15, 2004 we entered into a consulting agreement with Sean Meegan on a month to month basis in consideration of $3,500 Canadian Dollars.  The services Mr. Meegan provides to us are of promotional and investor relations nature. We intend to continue using Mr. Meegan's investor relations services over the next twelve months.

On July 26, 2004, we entered into an option agreement with Minterra, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  Minterra is a publicly traded exploration company listed on the TSX Venture Exchange and, as such, this agreement is subject to regulatory approval.  As consideration, Minterra is required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, issue us 100,000 of its common shares and incur a total of $1,000,000 Canadian Dollars on exploration and development on each property within three years.

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.1

Consulting Agreement with Equity Media Ltd. dated May 11, 2004

Exhibit 31

Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 33

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Five reports on Form 8-K were filed with the SEC during the first quarter ended July 31, 2004.

On May 13, 2004, we reported that we were scheduled to start an extensive work program on May 24, 2004 on our 100% controlled Dun Glen Project in Pershing County, Nevada.  We also reported that Equity Media Ltd. had been hired to create an extensive public awareness program for us.  Lastly, we reported that the letter of intent to jointly explore and develop the Debut Gold property with Megastar Development Corp. had been mutually terminated due to Megastar's inability to fund its portion of the joint venture.

On June 2, 2004, we reported that detailed sampling and mapping began on May 24, 2004 at the Dun Glen Prospect and the samples which had been collected were being sent to ALS Chemex for assay.

On June 9, 2004, we reported that we were continuing detailed sampling and mapping at the Dun Glen Prospect and that geophysics were to begin that week.

On July 9, 2004, we explained that our Gold View property is on trend 20 miles south of Placer Dome Exploration's Cortez hills discovery.

On July 29, 2004, we reported that had entered into a CAD $2,000,000 option agreement with Minterra with respect to our Gold View and the Dun Glen Prospects.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 15, 2004

GOLDEN PATRIOT, CORP.

By:  /s/ Conrad Clemiss

Conrad Clemiss

President, CEO, Director

By: /s/ David Derby

David Derby

CFO, Director