Form 10QSB
period 2004-10-31
GOLDEN PATRIOT CORP
filed 2004-12-20
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

604-646-6906

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (   ) No

There were 71,964,495 common shares outstanding of as of December 20, 2004.

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

October 31, 2004

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2004 and April 30, 2004

(Unaudited)

(Stated in US Dollars)

	October 31,	April 30,
ASSETS	2004	2004
Current
Cash	$ 861	$ 2,163
Amounts receivable	-	2,299
Prepaid fees	-	62,500

	861	66,962
Capital assets	1,927	2,229

	$ 2,788	$ 69,191

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 6	$ 68,670	$ 32,607
Advances payable - Note 6	140,749	82,105
Note payable	204,000	-

	413,419	114,712
Note payable	-	204,000

	413,419	318,712

STOCKHOLDERS’ DEFICIENCY
Capital stock – Note 5
Common stock, $0.001 par value
150,000,000 authorized
71,964,495 outstanding (April 30, 2004: 71,689,495)	71,964	71,689
Paid-in capital	3,861,821	3,763,096
Deficit accumulated during the exploration stage	(4,344,416)	(4,084,306)

	(410,631)	(249,521)

	$ 2,788	$ 69,191

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended October 31, 2004 and 2003,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2004

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended October 31,		Six months ended October 31,		Stage) to October 31,
	2004	2003	2004	2003	2004
General and Administrative Expenses
Abandonment of capital assets – Note 6	$ -	$ -	$ -	$ -	$ 6,773
Administration fees – Note 6	-	-	-	-	14,527
Amortization	151	-	302	-	5,643
Audit and accounting fees	4,578	1,927	11,862	3,427	64,951
Consulting fees - Note 6	15,250	70,325	90,350	74,375	2,811,046
Cost recovery - Note 6	-	-	-	-	(4,000)
Exploration and development costs – Note 6	2,155	21,480	15,364	21,480	696,880
Filing fees	543	5,129	2,300	5,383	16,833
Investor relations	8,351	-	115,200	-	135,923
Interest	2,543	-	5,114	-	22,451
Legal fees	1,750	2,660	3,700	2,660	62,044
Management fees – Note 6	-	54,330	-	66,330	284,830
Office and miscellaneous	1,082	1,502	11,343	1,502	42,147
Promotion	-	-	-	-	48,438
Rent – Note 6	-	2,029	-	2,029	1,432
Telephone	-	395	-	395	3,050
Transfer agent fees	768	1,555	1,542	2,229	17,395
Travel and auto	3,033	-	3,033	-	31,512
Write-off of accounts payable	-	(1,075)	-	(1,959)	(1,959)
Write-off of oil and gas properties – Note 6	-	-	-	-	84,500
Net loss for the period	$ (40,204)	$ (160,257)	$(260,110)	$(177,851)	$ (4,344,416)
Basic and diluted loss per share	$ (0.00)	$ (0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	71,964,495	62,324,997	71,946,560	47,899,643

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2004 and 2003,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2004

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Six months ended October 31,		Stage) to October 31
	2004	2003	2004
Cash Flows provided by (used in) Operating Activities
Net loss for the period	$(260,110)	$(177,851)	$(4,344,416)
Add (deduct) items not affecting cash:
Amortization	302	-	5,643
Abandonment of capital assets	-	-	6,773
Write-off of accounts payable	-	(1,959)	(1,959)
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	99,000	-	99,000
Issuance of common shares for consulting fees	-	62,500	2,775,000
Issuance of common shares for exploration and
development costs	-	-	513,040
Change in non-cash working capital items related to operations:
Amounts receivable	2,299	-	-
Prepaid fees	62,500	-	-
Accounts payable and accrued liabilities	36,063	89,843	174,174
Advances payable	58,644	28,340	170,749
Cash provided by (used in) operating activities	(1,302)	873	(517,496)

			.../Contd.

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2004 and 2003,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2004

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Six months ended October 31,		Stage) to October 31
	2004	2003	2004
Cash Flows provided by Financing Activities
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200
Common stock issued – options	-	-	125,344
Note payable	-	-	204,000

Cash flow provided by financing activities	-	-	617,200
Cash Flows provided by (used in) Investing Activities
Acquisition of capital assets	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000
Cash used in investing activities	-	-	(98,843)
Net increase (decrease) in cash during the period	(1,302)	873	861
Cash, beginning of the period	2,163	10	-
Cash, end of the period	$ 861	$ 883	$ 861
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transaction – Note 7

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2004

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Stock issued pursuant to private placement agreements – at $0.15	66,665	$ 67	$ 1,933	$ -	$ 2,000
– at $2.25	442,475	442	198,672	-	199,114
– at $3.00	11,110	11	6,656	-	6,667
– at $74.91	1,335	1	19,999	-	20,000
– at $2.25	37,500	38	16,837	-	16,875
	559,085	559	244,097	-	244,656
Net loss for the period	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	559,085	559	244,097	(184,872)	59,784
Stock rescission – at $74.91	(1,335)	(1)	(19,999)	-	(20,000)
Stock subscriptions – at $1.50	194,000	194	58,006	-	58,200
Net loss for the year	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	751,750	752	282,104	(319,894)	(37,038)
Stock subscriptions – at $1.50	16,665	16	4,984	-	5,000
Net loss for the year	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	768,415	768	287,088	(394,365)	(106,509)
Net loss for the year	-	-	-	(77,816)	(77,816)

Balance, April 30, 2002	768,415	768	287,088	(472,181)	(184,325)
Stock subscriptions – at $2.25	66,690	67	29,933	-	30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)

…/Cont’d.

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2004

(Unaudited)

(Stated in US Dollars)

Deficit
Accumulated
(Note 5)		Additional	During the
Common Shares		Paid-in	Exploration
Number	Par Value	Capital	Stage	Total

Stock issued pursuant to debt settlement agreements – at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements – at $0.10	12,500,000	12,500	237,500	-	250,000
– at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
– at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
– at $0.45	100,000	100	44,900	-	45,000
– at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire resource properties – at $0.43	1,000,000	1,000	429,000	-	430,000
– at $0.35	222,000	222	77,478	-	77,700
Stock issued exercise of options – at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004	71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements – at $0.36	275,000	275	98,725	-	99,000
Net loss for the period	-	-	-	(260,110)	(260,110)

Balance, October 31, 2004	71,964,495	$ 71,964	$ 3,861,821	$ (4,344,416)	$ (410,631)

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2004 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s April 30, 2004 annual consolidated financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at October 31, 2004, the Company had a working capital deficiency of $412,558, which is not sufficient to meet its planned business objectives or to fund oil and gas property, acquisition, exploration and development expenditures and ongoing operations.  The Company has yet to achieve profitable operations and has accumulated losses of $4,344,416 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors raise substantial doubt that the Company will be able to continue as a going concern.

Note 3

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Golden Patriot Nevada, Corp. (formerly Vocalwave Software Inc. (“Vocalwave”).  Volcalwave was incorporated in the State of Nevada on August 5, 2003, and was inactive during the period August 5, 2003 to October 31, 2004.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2004

(Unaudited)

(Stated in US Dollars) – Page 2

Note 4

Resource Properties

The Dun Glen Prospect

By a lease agreement dated September 25, 2003, the Company acquired the exclusive right to prospect and explore 28 lode mining claims located in Pershing County, Nevada.  The Company shall pay advanced royalty payments as follows:

2003	$ 10,000 (paid)
2004	$ 15,000 (paid)
2005	$ 25,000
2006	$ 36,000
2007	$ 50,000
2008 – 2013	$ 70,000

All advance royalty payments payable shall be credited to and recoverable from production royalty payments.  The Company shall pay a production royalty of 3 to 4% of net smelter returns.

Debut Property

By quitclaim deed dated December 12, 2003, the Company acquired a 100% interest in 16 unpatented lode mineral claims located in Pershing County, Nevada for $3,500 (paid). This agreement is subject to a production royalty of 2½% of net smelter returns.

By a letter of intent dated March 15, 2004 the Company granted Megastar Development Corp. (“MDV”), a Canadian public company, the option to earn a 50% ownership interest in the Debut Property.  As consideration MDV was to pay a total of $201,600, issue a total of 500,000 of its common shares to the Company and incur exploration cost on the property totalling $1,000,000.  On May 10, 2004, the Company and MDV mutually terminated the letter of intent.

Sierra Claims

On January 27, 2004, the company entered into a contract to purchase a 100% interest in 30 mineral claims located in Pershing County, Nevada.  As consideration for the sales and conveyance, the Company issued 222,000 common shares (issued) valued at $77,700.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2004

(Unaudited)

(Stated in US Dollars) –Page 3

Note 4

Resource Properties – (cont’d)

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

Minterra Option

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. (“Minterra”) the option to earn a 50% ownership interest in the Gold View claims and Dun Glen Prospect (including Sierra claims).  As consideration, Minterra is required, per property, to reimburse the Company its out-of-pocket costs up to a maximum of $30,000, issue a total of 100,000 of its common shares to the Company and incur a total of CDN$1,000,000 of exploration costs within three years.  Minterra is also responsible for all of the required advance royalty payments and net smelter royalties on these properties.  The agreement was subject to the TSX Venture Exchange approval, such approval having been obtained on December 14, 2004.

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

Consulting Agreements

By amended consulting agreements dated August 1, 2003, the Company retained the services of two consultants for a twelve month period to provide technical, business and/or management services to the Company.  The Company is in the process of extending these consulting agreements for an additional twelve months.  In consideration for these services, the Company issued a total of 12,500,000 post forward split common shares to these consultants.  The Company also agreed to issue up to an additional 12,500,000 post forward split common shares as additional consideration for services provided should the Company and the consultants determine such consideration is appropriate.  These shares were issued into escrow at that time.  During the year ended April 30, 2004, 5,000,000 of these common shares were released from escrow.  The number of common shares issued and outstanding at April 30, 2004 does not include the additional 7,500,000 post forward split common shares included in escrow.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2004

(Unaudited)

(Stated in US Dollars) –Page 4

Note 5

Capital Stock – (cont’d)

Share Purchase Options

The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers and employees.  The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

A summary of the Company’s share purchase option plan for the six months ended October 31, 2004 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at April 30, 2004	2,100,000	$0.50
Expired	(2,100,000)	$0.50
Granted	2,100,000	$0.35
Expired	(2,100,000)	$0.35

Options outstanding and exercisable at October 31, 2004	-	-

The compensation charge associated with directors’ and employees options in the amount of $134,000 is not recognized in the financial statements, but included in the pro forma amounts below.  The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	55%
Risk-free interest rate	3%
Weighted average expected term in years	.33 years

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2004

(Unaudited)

(Stated in US Dollars) –Page 5

Note 5

Capital Stock – (cont’d)

Share Purchase Options – (cont’d)

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

Six months ended
October 31,
2004
Net loss for the period as reported	$ (260,110)
Pro forma compensation cost	(134,000)

Pro forma net loss	$ (394,110)

Pro forma net loss per share	$ (0.01)

Note 6

Related Party Transactions – Note 4

The Company was charged the following amounts by directors and former directors of the Company or companies with directors or officers in common:

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended		Six months ended		Stage) to
	October 31,		October 31,		October 31,
	2004	2003	2004	2003	2004
Abandonment of
capital assets	$ -	$ -	$ -	$ -	$ 3,547
Administration fees	-	-	-	-	14,527
Consulting fees	9,550	-	22,150	-	110,562
Cost recovery	-	-	-	-	(4,000)
Exploration and
development costs	-	-	8,412	-	16,492
Management fees	-	54,330	-	66,330	284,830
Rent	-	-	-	-	1,432
Write-off of oil and
gas properties	-	-	-	-	45,000

	$ 9,550	$ 54,330	$ 30,562	$ 66,330	$ 472,390

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2004

(Unaudited)

(Stated in US Dollars) –Page 6

Note 6

Related Party Transactions – Note 4 - (cont’d)

The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

At October 31, 2004 and April 30, 2004 the Company owed the following amounts to directors and a former director of the Company or companies with directors and former directors in common:

	October 31,	April 30,
	2004	2004
Accounts payable	$ 23,971	$ 8,238
Advances payable	52,649	51,505

	$ 76,620	$ 59,743

Note 7

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the period ended October 31, 2004, the Company issued 275,000 common shares, at a value of $99,000, to consultants for investor relation services.  This transaction was excluded from the statement of cash flows.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operations

We have not received revenue from operations during the six months ended October 31, 2004.  As of October 31, 2004, we had cash reserves of $861.  We believe that these cash reserves will not satisfy our cash requirements in order to continue as a going concern for twelve months following the filing of this Report. As discussed below, we are expecting to receive $60,000 from our joint venture partner, Minterra Resources Corp. (“Minterra”), as reimbursement of our out-of-pocket costs on the Dun Glen and Debut Properties shortly after receipt of approval for our joint venture, which they received on December 14, 2004.  The claim fees and royalty payments on these two properties have already been paid for this year and are not due again until August of 2005.  We intend to raise additional financing through private loans.  We will use this capital to finance future business activities.  There can be no assurance that we will receive any or adequate loans or that they will be available under favorable terms, if at all.

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

We have been financing our operations primarily from loans.  During the six months ended October 31, 2004, we received loans totaling $58,644 from two parties.  These funds are non-interest bearing and are payable upon demand.  The money is being used to fund ongoing operating costs, to participate in the exploration and development of mineral properties, and to generally meet our future corporate obligations.

Our Plan of Operations For Next 12 Months

We are an exploration state company and we do not have any proven or probable reserves on any of our properties.

We entered into an option agreement with a three year term with Minterra on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  Minterra is a publicly traded exploration company listed on the TSX Venture Exchange and, as such, this agreement was subject to regulatory approval. Minterra received regulatory approval of the option agreement from the TSX Venture Exchange on December 14, 2004.  As consideration, Minterra is required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, issue us 100,000 of its common shares and incur a total of $1,000,000 Canadian Dollars on exploration and development on each property within three years.  Minterra is also required to make any and all payments necessary to maintain the property in good standing during the term of the option agreement.

We have a 100% interest in 13 unpatented mining claims and three mining lease agreements on Nevada mineral exploration properties that cover the core of the Dun Glen Mining Property, which we acquired from Scoonover Exploration LLC. (“Scoonover”).  We hope to explore for gold and silver on the Dun Glen Property.  The 13 unpatented mining claims cover approximately 269 acres.  E. L. Hunsaker III is a director and principal of Scoonover as well as being one of our directors.

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

The Marbourg et al Lease consists of two patented lode mining claims covering approximately 27 acres.  The definitive agreement gives us lease rights to a 100% interest (with Marbourg et al retaining a 4% net smelter royalty (“NSR”) in the property contingent upon annual advance royalty payments being made to Marbourg et al.  An advance royalty payment of $6,000 was paid in September 2004 by Minterra pursuant to the terms of the option agreement.  The next advance royalty payment of $12,000 is due by September 26, 2005, which Minterra also is obligated to pay pursuant to the terms of the option agreement.

The Heckman Lease consists of five unpatented lode mining claims covering approximately 103 acres.  The definitive agreement gives us lease rights to a 100% interest (with Heckman retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Heckman.  An advance royalty payment of $2,000 was paid in September 2004 by Minterra, pursuant to the terms of the option agreement.  The next advance royalty payment of $3,000 is due by September 29, 2005, which Minterra also is obligated to pay pursuant to the terms of the option agreement.

The Painter Lease consists of eight unpatented lode mining claims covering approximately 165 acres.  The definitive agreement gives us lease rights to a 100% interest (with Painter retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Painter.   An advance royalty payment of $7,000 was paid in October 2004 by Minterra, pursuant to the terms of the option agreement.  The next advance royalty payment of $10,000 is due by October 28, 2005, which Minterra also is obligated to pay pursuant to the terms of the option agreement.

We have a 100% interest in 30 mineral claims within the Sierra Mining District of the East Range, southwest of Winnemucca. The Sierra Claims possess potential for gold resources additional to those postulated for the Dun Glen.

The Dun Glen Project consists of 46 unpatented lode mining claims held directly us.  In August 2004, Minterra paid $7,480 for the Pershing County filing fees and claim maintenance fees which were due to the U.S. Bureau of Land Management to maintain the claims in good standing; and 13 unpatented lode mining claims held by two ten year leases with annual advance royalty payments due to maintain the leases in good standing.  Also in August 2004, Minterra paid the claim fees for these 13 claims in order to maintain the claims in good standing.  Two patented mining claims are held by a ten year lease with advance royalty payments due annually to maintain the lease in good standing.  The claim maintenance fees for the next twelve months on the Dun Glen project are $7,000 and are due by August 31, 2005, although we do not have sufficient capital on hand to make these payments, Minterra is obligated to make these payments pursuant to the terms of the option agreement

The cost for advance royalty payments on the Dun Glen Project over the next twelve months is $25,000, although we do not have sufficient capital on hand to make these payments, Minterra is obligated to make these payments pursuant to the terms of the option agreement.  We intend to explore and develop the Dun Glen Project, which includes the Sierra Mining District, in one comprehensive work program, along with Minterra.  Over the next twelve months Minterra expects the work program on the Dun Glen to cost up to $200,000.   Pursuant to our agreement with Minterra, they are obligated to pay the entire cost of the work program over the next twelve months (not to exceed $250,000 Canadian Dollars on the Dun Glen and Gold View, in aggregate).

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a “Scientific Investigations” phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to determine the best drill targets for future core drilling and gain the necessary approvals for conducting ground work on-site at Dun Glen.  The second phase is a “core drilling” phase.  The first phase is expected to resume in

January 2005 and the starting date for the second phase is anticipated to be 60 days thereafter, depending on weather and ground conditions, permit application, as well as rig availability.

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

The only costs involved in maintaining the Debut Prospect in good standing over the next twelve months is the filing fees and claim fees due in August 2005, which are expected to be $2,140.  We intend to explore and develop the Debut Prospect, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  Our geologist is expecting this work program to cost up to $366,000 over the next twelve months.

We have also entered into an acquisition agreement with Scoonover whereby we acquired a 100% ownership in the Gold View project.  This acquisition consists of 76 mineral claims in the Battle Mountain-Eureka Trend, adjacent to Placer Dome Inc.’s recent Cortez Hills discovery.  This discovery currently hosts 5.5 million ounces of gold.  The Gold View claims are on trend, lying eight miles southeast of the recent Mill Canyon discovery by Victoria Resources Corporation, which has identified four high-grade Carlin-type gold zones.

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

The Gold View Project consists of 76 unpatented lode mining claims held directly by us. In August 2004, Minterra paid $10,150 in Eureka County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing.  The next filing fees and claim maintenance fees of $10,150 are due by August 31, 2005, which Minterra is obligated to pay pursuant to the terms of the option agreement.   A course of work is currently being planned to develop and advance this project with Minterra, who is also our joint venture partner on this prospect.  Minterra expects to commence a work program on the Gold View in April 2005, depending on weather conditions.  We will be exploring for gold once we commence exploration on the Gold View property.

Over the next twelve months Minterra expects the work program on the Gold View to cost $50,000.   Pursuant to our agreement with Minterra, they are obligated to pay the entire cost of the work program over the next twelve months (not to exceed $250,000 Canadian Dollars on the Dun Glen and Gold View, in aggregate).

We also acquired a 2% NSR from Scoonover retained on 20 mineral claims covering the SMH gold property and a 2% NSR retained on eight claims covering the Roxy Silver property.  These properties are wholly owned by McNab Creek Gold Company.

On May 15, 2004 we entered into a consulting agreement with Sean Meegan on a month to month basis in consideration of $3,500 Canadian Dollars.  The services Mr. Meegan provided to us were of a promotional and investor relations nature. We terminated the consulting agreement with Mr. Meegan as of September 30, 2004.  He continued to provide investor relations service to us, without a written agreement, on a limited basis during October and November 2004, in consideration for $500 Canadian Dollars per month, at which time we fully terminated his services.

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

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of October 31, 2004.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls  subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II – OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

During the period August 1, 2004 to October 31, 2004, we did not sell any securities that were not registered under the Securities Act.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the six months ended October

31, 2004.

Item 5

OTHER INFORMATION.

On May 15, 2004 we entered into a consulting agreement with Sean Meegan on a month to month basis in consideration of $3,500 Canadian Dollars.  The services Mr. Meegan provided to us were of a promotional and investor relations nature. We terminated the consulting agreement with Mr. Meegan as of September 30, 2004.  He continued to provide investor relations service to us, without a written agreement, on a limited basis during October and November 2004, in consideration for $500 Canadian Dollars per month, at which time we fully terminated his services.

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

Exhibit 32

Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 33

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

There were no reports on Form 8-K were filed with the SEC during the second quarter ended October 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 20, 2004

GOLDEN PATRIOT, CORP.

By:  /s/ Conrad Clemiss

Conrad Clemiss

President, CEO, Director

By: /s/ David Derby

David Derby

CFO, Director