Form 10QSB
period 2005-01-31
GOLDEN PATRIOT CORP
filed 2005-03-15
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

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

604-646-6906

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (   ) No

There were 72,012,895 common shares outstanding of as of March 14, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

January 31, 2005 and April 30, 2004

(Unaudited)

(Stated in US Dollars)

ASSETS	January 31, 2005	April 30,2004
Current
Cash	$29,787	$2,163
Marketable securities – at market	58,000	-
Amounts receivable	-	2,299
Prepaid fees	-	62,500

	87,787	66,962
Capital assets	1,776	2,229

	$89,563	$69,191
LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$51,904	$32,607
Advances payable - Note 6	140,749	82,105
Note payable	204,000	-

	396,653	114,712
Note payable	-	204,000

	396,653	318,712
STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Common stock, $0.001 par value
150,000,000 Authorized
71,964,495 outstanding (April 30, 2004: 71,689,495)	71,964	71,689
Paid-in capital	3,861,821	3,763,096
Deficit accumulated during the exploration stage	(4,240,875)	(4,084,306)

	(307,090)	(249,521)

	$89,563	$69,191

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended January 31, 2005 and 2004,

and the period from November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2005

(Unaudited)

(Stated in US Dollars)

	Three months ended January 31,		Nine months ended January 31,		November 24, 1998 (Date of Inception of the Exploration Stage) to January 31,2005
	2005	2004	2005	2004
General and Administrative Expenses
Abandonment of capital assets - Note 6	$-	$-	$-	$-	$6,773
Administration fees – Note 6	-	-	-	-	14,527
Amortization	151	18	453	18	5,794
Audit and accounting fees	5,418	6,896	17,280	10,323	70,369
Consulting fees - Note 6	3,600	1,118,710	93,950	1,193,085	2,814,646
Cost recovery - Note 6	-	-	-	-	(4,000)
Exploration and development costs – Note 6	-	59,859	15,364	81,339	696,880
Filing fees	305	114	2,605	5,497	17,138
Investor relations	1,057	7,267	116,257	7,267	136,980
Interest	2,571	2,683	7,685	2,683	25,022
Legal fees	120	3,330	3,820	5,990	62,164
Management fees – Note 6	-	-	-	66,330	284,830
Office and miscellaneous	21	15,087	11,364	16,589	42,168
Resource property option payments received – Note 4	(119,000)	-	(119,000)	-	(119,000)
Promotion	-	3,077	-	3,077	48,438
Rent – Note 6	-	1,500		3,529	1,432
Telephone	-	345	-	740	3,050
Transfer agent fees	884	1,102	2,426	3,331	18,279
Travel and auto	332	2,011	3,365	2,011	31,844
Write-down of marketable securities	1,000	-	1,000	-	1,000
Write-off of accounts payable	-	-	-	(1,959)	(1,959)
Write-off of oil and gas properties – Note 6	-	-	-	-	84,500

Net income (loss) for the period	$103,541	$(1,221,999)	$(156,569)	$(1,399,850)	$(4,240,875)

Basic and diluted income (loss) per share	$0.00	$(0.02)	$(0.00)	$(0.03)

Weighted average number of shares outstanding	71,964,495	62,324,997	71,952,538	47,899,643

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2005 and 2004,

and the period from November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2005

(Unaudited)

(Stated in US Dollars)

	Nine months ended January 31,		November 24, 1998 (Date of Inception of the Exploration Stage) to January 31, 2005
	2005	2004
Operating Activities
Net loss for the period	$(156,569)	$(1,399,850)	$(4,240,875)
Add (deduct) items not affecting cash:
Amortization	453	18	5,794
Abandonment of capital assets	-	-	6,773
Abandonment of capital assets	-	-	6,773
Resource property option payments received	(59,000)	-	(59,000)
Write-down of marketable securities	1,000	-	1,000
Write-off of accounts payable	-	(1,959)	(1,959)
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	99,000	-	99,000
Issuance of common shares for consulting fees	-	1,165,000	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Changes in non-cash working capital items related to operations:
Amounts receivable	2,299	-	-
Prepaid fees	62,500	19,440	-
Accounts payable	19,297	48,198	157,408
Advances payable	58,644	-	170,749

Cash flows provided by (used in) operating activities	27,624	(169,153)	(488,570)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2005 and 2004,

and the period from November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2005

(Unaudited)

(Stated in US Dollars)

	Nine months ended January 31,		November 24, 1998 (Date of Inception of the Exploration Stage) to January 31, 2005
	2005	2004
Financing Activities
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200
Common stock issued – options	-	-	125,344
Note payable	-	204,000	204,000

Cash flows provided by financing activities	-	204,000	617,200

Investing Activities
Acquisition of capital assets	-	(718)	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash flows used in investing activities	-	(718)	(98,843)

Net increase in cash during the period	27,624	34,129	29,787
Cash, beginning of the period	2,163	10	-

Cash, end of the period	$29,787	$34,139	$29,787

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash Transactions – Note 7

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2005

(Unaudited)

(Stated in US Dollars)

		(Note 5) Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
		Number	Par Value
Stock issued pursuant to private placement agreements	– at $0.15	66,665	$67	$1,933	$-	$2,000
	– at $2.25	442,475	442	198,672	-	199,114
	– at $3.00	11,110	11	6,656	-	6,667
	– at $74.91	1,335	1	19,999	-	20,000
	– at $2.25	37,500	38	16,837	-	16,875

		559,085	559	244,097	-	244,656
Net loss for the period		-	-	-	(184,872)	(184,872)

Balance, April 30, 1999		559,085	559	244,097	(184,872)	59,784
Stock rescission	– at $74.91	(1,335)	(1)	(19,999)	-	(20,000)
Stock subscriptions	– at $1.50	194,000	194	58,006	-	58,200
Net loss for the year		-	-	-	(135,022)	(135,022)

Balance, April 30, 2000		751,750	752	282,104	(319,894)	(37,038)
Stock subscriptions	– at $1.50	16,665	16	4,984	-	5,000
Net loss for the year		-	-	-	(74,471)	(74,471)

Balance, April 30, 2001		768,415	768	287,088	(394,365)	(106,509)
Net loss for the year		-	-	-	(77,816)	(77,816)

Balance, April 30, 2002		768,415	768	287,088	(472,181)	(184,325)
Stock subscriptions	– at $2.25	66,690	67	29,933	-	30,000
Net loss for the year		-	-	-	(92,354)	(92,354)

Balance, April 30, 2003		835,105	835	317,021	(564,535)	(246,679)

…/Cont’d.

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2005

(Unaudited)

(Stated in US Dollars)

		(Note 5) Common Shares		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
		Number	Par Value
Stock issued pursuant to debt settlement agreements	– at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements	– at $0.10	12,500,000	12,500	237,500	-	250,000
	– at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
	– at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
	– at $0.45	100,000	100	44,900	-	45,000
	– at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire resource properties	– at $0.43	1,000,000	1,000	429,000	-	430,000
	– at $0.35	222,000	222	77,478	-	77,700
Stock issued on exercise of options	– at $0.50	250,000	250	125,094	-	125,344
Net loss for the year		-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004		71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements	– at $0.36	275,000	275	98,725	-	99,000
Net loss for the period		-	-	-	(156,569)	(156,569)

Balance, January 31, 2005		71,964,495	$71,964	$3,861,821	$(4,240,875)	$(307,090)

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

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

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assume that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at January 31, 2005, the Company had a working capital deficiency of $308,866 which is not sufficient to meet its planned business objectives or to fund oil and gas property, acquisition, exploration and development expenditures and ongoing operations.  The Company has accumulated losses of $4,240,875 since its commencement and has yet to achieve profitable operations.  Its ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors raise substantial doubt that the Company will be able to continue as a going concern and the outcome of these matters cannot be predicted with any certainty at this time.  These interim consolidated financial statements do not include any adjustments to the amounts or classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Golden Patriot Nevada, Corp. (formerly Vocalwave Software Inc. (“Vocalwave”).  Volcalwave was incorporated in the State of Nevada on August 5, 2003, and was inactive during the period August 5, 2003 to January 31, 2005.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 2

Note 4

Resource Properties

The Dun Glen Prospect

By a lease agreement dated September 25, 2003, the Company acquired the exclusive right to prospect and explore 28 mining claims located in Pershing County, Nevada.  The Company shall pay advance royalty payments as follows:

2003	$ 10,000	(paid)
2004	$ 15,000	(paid)
2005	$ 25,000
2006	$ 36,000
2007	$ 50,000
2008 – 2013	$ 70,000

All advance royalty payments payable shall be credited to and recoverable from production royalty payments.  The Company shall pay a production royalty of 3–4% of net smelter returns.

Debut Property

By quitclaim deed dated December 12, 2003, the Company acquired a 100% interest in 16 mining claims located in Pershing County, Nevada for $3,500 (paid).  This agreement is subject to a production royalty of 2½% of net smelter returns.

Sierra Claims

On January 27, 2004, the Company entered into a contract to purchase a 100% interest in 30 mining claims located in Pershing County, Nevada.  As consideration for the sale and conveyance, the Company issued 222,000 common shares (issued) valued at $77,700.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 3

Note 4

Resource Properties – (cont’d)

Scoonover Properties

By an acquisition agreement dated March 1, 2004, the Company agreed to acquire 100% ownership of the unpatented mining claims and the net smelter return royalties for five properties, Dun Glen (58 claims), Debut (16 claims), SMH (20 claims), Roxy (8 claims) and Gold View (76 claims), in consideration for $10,000 (paid) and 1,000,000 common shares (issued) valued at $441,200.  The vendor was a related party by virtue of a common director.

Minterra Option

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. (“Minterra”) the option to earn a 50% ownership interest in the Gold View and Dun Glen properties (including the Sierra claims).  As consideration Minterra is required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $59,000 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra is also responsible for all of the advance royalty payments and net smelter return royalties on these properties.

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

Consulting Agreements

By amended consulting agreements dated August 1, 2003, the Company retained the services of two consultants for a twelve month period to provide technical, business and/or management services to the Company.  The Company is in the process of extending these consulting agreements for an additional twelve months.  In consideration for these services, the Company issued a total of 12,500,000 post forward split common shares to these consultants.  The Company also agreed to issue up to an additional 12,500,000 post forward split common shares as additional consideration for services provided should the Company and the consultants determine such consideration is appropriate.  These shares were issued into escrow at that time.  During the year ended April 30, 2004, 5,000,000 of these common shares were released from escrow.  The number of common shares issued and outstanding at January 31, 2005 does not include the additional 7,500,000 post forward split common shares included in escrow.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 4

Note 5

Capital Stock – (cont’d)

Share Purchase Options

The Company has a share purchase option plan which authorizes the board of directors to grant incentive share purchase options to directors, consultants and employees.  The exercise price of options granted is determined by the closing price of the Company’s stock on the date of the grant.

A summary of the Company’s share purchase option plan for the nine months ended January 31, 2005 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at April 30, 2004	2,100,000	$0.50
Expired	(2,100,000)	$0.50
Granted	2,100,000	$0.35
Expired	(2,100,000)	$0.35

Options outstanding at January 31, 2005	-	$ -

For the nine months ended January 31, 2005 and 2004, compensation charges associated with directors’ and employees options of $134,000 and $129,000 respectively were not recognized in the interim consolidated financial statements, but are included in the pro forma amounts below.  The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months	Nine months
	ended	ended
	January 31,	January 31,
	2005	2004

Expected dividend yield	0.0%	0.0%
Expected volatility	55%	61%
Risk-free interest rate	3%	3%
Weighted average expected term in years	0.33 years	0.33 years

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 5

Note 5

Capital Stock – (cont’d)

Share Purchase Options – (cont’d)

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

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

	Nine months ended January 31, 2005	Nine months ended January 31, 2004

Net loss for the period as reported	$ (156,569)	$ (1,399,850)
Pro forma compensation costs	(134,000)	(129,000)

Pro forma net loss	$ (290,569)	$ (1,528,850)

Pro forma net loss per share	$ (0.00)	$ (0.03)

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 6

Note 6

Related Party Transactions – Note 4

The Company was charged the following amounts by directors and former directors of the Company or companies with directors or officers in common:

	Three months ended January 31		Nine months ended January 31,		November 24, 1998 (Date of Inception of the Exploration Stage) to January 31,2005
	2005	2004	2005	2004
Abandonment of capital assets	$-	$-	$-	$-	$3,547
Administration fees	-	-	-	-	14,527
Consulting fees	3,600	-	25,750	-	114,162
Cost recovery	-	-	-	-	(4,000)
Exploration and development costs	-	-	8,412	-	16,492
Management fees	-	-	-	66,330	284,830
Rent	-	-	-	-	1,432
Write-off of oil and gas properties	-	-	-	-	45,000

	$3,600	$-	$34,162	$66,330	$475,990

The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

At January 31, 2005 and April 30, 2004 the Company owed the following amounts to directors and a former director of the Company or companies with directors and former directors in common:

	January 31, 2005	April 30, 2004

Accounts payable	$25,750	$8,238
Advances payable	52,649	51,505

	$78,399	$59,743

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 7

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transactions were excluded from the statements of cash flows:

During the nine months ended January 31, 2005, the Company issued 275,000 common shares, at a value of $99,000, to consultants for investor relations services.

During the nine months ended January 31, 2004, the Company issued 51,772,500 post forward split common shares at $0.002 per share pursuant to agreements to settle debts totalling $103,545.  In addition, the Company issued a total of 14,500,000 post forward split common shares, at a value of $1,290,000, to consultants for consulting services.  For the nine months ended January 31, 2004, $1,165,000 was expensed and $125,000 was included in prepaid fees.

Note 8

Subsequent Event

By a debt settlement agreement dated February 1, 2005, the Company issued 48,400 common shares at $0.075 per share to settle a debt included in accounts payable at January 31, 2005 of $3,630 (Cdn$4,500).

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

Plan of Operations

We have not received revenue from operations during the nine months ended January 31, 2005.  As of January 31, 2005, we had cash reserves of $29,787.  We believe that these cash reserves will not satisfy our cash requirements in order to continue as a going concern for twelve months following the filing of this Report. We have marketable securities valued at $58,000, which we received from our joint venture partner, Minterra Resources Corp. (“Minterra”), as partial consideration for granting them the option to earn a 50% ownership interest in the Dun Glen and Gold View Properties.  The claim fees and royalty payments on these two properties have already been paid for this year and are not due again until August of 2005, at which time Minterra is required to make these payments. We intend to raise additional financing through private loans.  We will use this capital to finance future business activities.  There can be no assurance that we will receive any or adequate loans or that they will be available under favorable terms, if at all.

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

We have been financing our operations primarily from loans.  During the nine months ended January 31, 2005, we received loans totaling $58,644 from four parties.  These funds are non-interest bearing and are payable upon demand.  The money was used to fund ongoing operating costs and to meet our future corporate obligations.

Our Plan of Operations For Next 12 Months

We are an exploration stage company and we do not have any proven or probable reserves on any of our properties.

We entered into an option agreement with a three year term with Minterra on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  Minterra is a publicly traded exploration company listed on the TSX Venture Exchange and, as such, this agreement was subject to regulatory approval. Minterra received regulatory approval of the option agreement from the TSX Venture Exchange on December 14, 2004.  As consideration, Minterra is required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, issue us 100,000 of its common shares and incur a total of $1,000,000 Canadian Dollars on exploration and development on each property within three years.  Minterra is also required to make any and all payments necessary to maintain the property in good standing during the term of the option agreement.  As of the date of this Report, Minterra has reimbursed us $60,000 of our out-of-pockets costs, issued us 200,000 of its common shares, and made all payments necessary to date to maintain both properties in good standing.

We have a 100% interest in 13 unpatented mining claims and three mining lease agreements on Nevada mineral exploration properties that cover the core of the Dun Glen Mining Property, which we acquired from Scoonover Exploration LLC (“Scoonover”).  We hope to explore for gold and silver on the Dun Glen Property.  The 13 unpatented mining claims cover approximately 269 acres.  E. L. Hunsaker III is a director and principal of Scoonover and was previously one of our directors.

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

The Dun Glen Project consists of 58 mining claims held directly by us.  In August 2004, Minterra paid $7,480 for the Pershing County filing fees and claim maintenance fees which were due to the U.S. Bureau of Land Management to maintain the claims in good standing; and 13 unpatented lode mining claims held by two ten year leases with annual advance royalty payments due to maintain the leases in good standing.  Also in August 2004, Minterra paid the claim fees for these 13 claims in order to maintain the claims in good standing.  Two patented mining claims are held by a ten year lease with advance royalty payments due annually to maintain the lease in good standing.  The claim maintenance fees for the next twelve months on the Dun Glen project are $7,000 and are due by August 31, 2005.  Minterra is obligated to make these payments pursuant to the terms of the option agreement.

The cost for advance royalty payments on the Dun Glen Project over the next twelve months is $25,000, however Minterra is obligated to make these payments pursuant to the terms of the option agreement.  We intend to explore and develop the Dun Glen Project, which includes the Sierra Mining District, in one comprehensive work program, along with Minterra.  Over the next twelve months we expect the work program on the Dun Glen to cost up to $200,000.   Pursuant to our agreement with Minterra, they are obligated to pay the entire cost of the work program over the next twelve months (not to exceed $250,000 Canadian Dollars on the Dun Glen and Gold View, in aggregate).

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a “Scientific Investigations” phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to determine the best drill targets for future core drilling and gain the necessary approvals for conducting ground work on-site at Dun Glen.  The second phase is a “core drilling” phase.  The first phase is expected to resume in April 2005 and the starting date for the second phase is anticipated to be 60 days thereafter, depending on weather and ground conditions, permit application, as well as rig availability.  Currently, we expect Minterra to be the operation of the Dun Glen, however they may sub-contract out the work to be conducted, but they are obligated to pay for $250,000 Canadian Dollars on the Dun Glen and Gold View, in aggregate.  We are mainly exploring for gold and silver at this time.

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

The only costs involved in maintaining the Debut Prospect in good standing over the next twelve months is the filing fees and claim fees due in August 2005, which are expected to be $2,140.  We intend to explore and develop the Debut Prospect, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  Our geologist is expecting this work program to cost up to $366,000 over the next twelve months.  We do not have sufficient funds on hand to pay for this work program.  There is no assurance that we will find a joint venture partner for the Debut Prospect or that we will be able to raise the funds necessary to conduct the recommended work program over the next twelve months.

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

The Gold View Project consists of 76 unpatented lode mining claims held directly by us. In August 2004, Minterra paid $10,150 in Eureka County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing.  The next filing fees and claim maintenance fees of $10,150 are due by August 31, 2005, which Minterra is obligated to pay pursuant to the terms of the option agreement.   A course of work is currently being planned to develop and advance this project with Minterra, who is also our joint venture partner on this prospect.  Minterra expects to commence a work program on the Gold View in July 2005, depending on weather conditions.  We will be exploring for gold once we commence exploration on the Gold View property.

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

Risks Associated with Operations and Expansion

We intend to enter into arrangements whereby we will acquire equity interests in mineral properties.  However we have limited resources at this time to acquire equity interests in mineral properties and there can be no assurance that funding for these acquisitions will be available under favorable terms, if at all.  However, there are certain risks associated with the mining exploration and development business, including, but not limited to, severe fluctuations in commodity prices, strict regulatory requirements, uncertainty of commodity reserves and severe market fluctuations. Such risks may have a material adverse effect on our business, results of operations and financial condition.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

Off Balance Sheet Arrangements

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness  of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of January 31, 2005.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.

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

PART II – OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

During the period November 1, 2004 to January 31, 2005, we did not sell any securities that were not registered under the Securities Act.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the three months ended January 31, 2005.

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

On February 1, 2005, we entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Mr. Meegan, whereby we issued 48,400 common shares at $0.075 per share to settle a debt included in the accounts payable at January 31, 2005 of $3,630 (Cdn$4,500).  The 48,400 common shares issued are currently restricted. The Debt Settlement Agreement is included in this Report as Exhibit 10.1. Pursuant to the terms of the Debt Settlement Agreement, Mr. Meegan also must release company assets to us in exchange for the common shares, otherwise the common shares will be cancelled back into treasury.

Item 6

EXHIBITS

Exhibit 10.1

Debt Settlement Agreement with Sean Meegan dated February 1, 2005

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

Date:  March 14, 2005

GOLDEN PATRIOT, CORP.

By:  /s/ Conrad Clemiss

Conrad Clemiss

President, CEO, Director

By: /s/ David Derby

David Derby

CFO, Director