Form 10KSB
period 2005-04-30
GOLDEN PATRIOT CORP
filed 2005-08-15
CIK 1080036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number _0-33065________________________

Golden Patriot, Corp. Name of Small Business Issuer

Nevada (State or other jurisdiction of incorporation or organization)	98-0216152 (I.R.S. Employer Identification No.)

Suite 3W4, 3000 Marcus Avenue New Hyde Park, New York (Address of principal executive offices)	11042 (Zip Code)

Issuer's telephone number: (516) 488-5400

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $0.001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues for the year ended April 30, 2005.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 9, 2005, based on the closing trading price of the day of $0.095 for the issuer’s Common Shares, $0.001 par value (the “Common Shares”) was $4,390,225.

The number of shares outstanding of the issuer's common equity, as of August 9, 2005, was 72,512,895.

Transitional Small Business Disclosure Format (Check one):

Yes_______

No    X

Certain statements in this Annual Report on Form 10-KSB, or the Report, are "forward-looking statements."  These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Golden Patriot, Corp.  a Nevada corporation (referred to in this Report as “we,” “us” or “our,”) and other statements contained in this Report that are not historical facts.  Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the SEC, reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.  When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements.  Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

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

Geology	The science concerned with the study of the rocks which compose the Earth.

Geophysicist	One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Mining

Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Mineralization MMI Geochemical Survey

The concentration of metals and their chemical compounds within a body of rock. A natural occurrence in rocks or soil of one or more metal yielding minerals.

The MMI process is designed to detect metal ions released from buried mineralization. The inventors of the MMI technique propose that certain metal ions, such as uranium, rise vertically from their source and become loosely-bound to soil particles at surface. In the laboratory, a partial leaching process extracts ions from collected soil particles, thus analyzing only the ions and not the soil itself.

NSR

NSR Qualified Person Radiometrics

 Net Smelter Royalty

Is a an individual who is an engineer or a geoscientist with at least five years of experience relevant to the nature of the current project, and is a member of a “professional association”.

Uranium, thorium, and potassium occur naturally in earth materials, and being radioactive, anomalous concentration may be detected by radiometric surveys. Only gamma radiation is useful in exploration, because alpha and beta emissions are masked by a thin cover of soil, water, or air. Gamma ray emissions penetrate only a few inches of soil or a few hundred feet of air, so that the radioactive ore deposit must virtually outcrop at the surface to be detected.

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

Scintilometer

Gamma ray scintillometer for uranium prospecting and all total count gamma ray reconnaissance surveys.

Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

 Item 1.

Description of Business.

Our Development

We are a corporation organized under the laws of the State of Nevada on November 24, 1998.  We were incorporated under the name “Herrimen Oil & Gas Inc.” and our articles were amended on April 2, 2003 to change our name to “Boundaries Capital, Inc.”  We amended our articles to change our name to “Golden Patriot, Corp.” on October 10, 2003 to better reflect our change in business to a mining company.

We have a wholly owned Nevada subsidiary, Golden Patriot Nevada, Corp., (formerly Vocalwave Software Inc,).  Our subsidiary was incorporated on August 5, 2003, and we acquired the company on August 5, 2003.  We are in the process of transferring title of all of our claims to our subsidiary. Our subsidiary has been inactive thus far.

Our Prior Business

We were originally incorporated to explore and develop or participate in the exploration and development of oil and gas properties in California.  By agreement between Brothers Oil & Gas Inc. (“Brothers”) and us, we had an option (the "Option") to acquire Brothers' 13% (approximate) interest ("Brothers' Interest") in a property (the “Property”) known as the Pioneer Canal Prospect.  At the time we entered into this transaction, it was a related party transaction, in that Allen Sewell was our director as well as being a director and shareholder of Brothers.  The Property comprised of approximately 240 acres in Kern County, California.  The total acreage was divided into 160 acres for the 61-9 Well and 80 acres for the 18 R Well.   We paid $45,000 to Brothers for the acquisition cost of the option to acquire Brothers' Interest in the Property.

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

Our Current Business

We are engaged in the acquisition and exploration of mineral properties in the States of Nevada and Arizona.  We are currently actively engaged in exploration activities on the Gold View Property and the Lucky Boy Property.

The Dun Glen Prospect

By a mining lease agreement dated September 25, 2003, we acquired from Scoonover Exploration LLC (“Scoonover”) the exclusive right to prospect and explore 28 lode mining claims located in Pershing County, Nevada for $10,000 (paid).   The definitive agreement gave us lease rights to a 100% interest in the Property contingent upon certain annual payments being made to Scoonover.  A copy of the Mining Lease Agreement was previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 19, 2003.  After we entered into this agreement, it became a related party transaction in that E.L. Hunsaker III was a director and principal shareholder of Scoonover and from October 21, 2003 until January 27, 2005, he was one of our directors.

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a “Scientific Investigations” phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to gain the necessary approvals for conducting ground work on-site at Dun Glen and to determine the best drill targets for future core drilling.  The second phase is a “drilling” phase. The first phase has already begun and the starting date for the second phase is depending on us being able to raise financing to cover the costs or locating a joint venture partner, and is dependent on weather, financing, and ground conditions as well as rig availability.

Assay results from the first group of surface rock chip samples collected in the first phase of sampling at the Dun Glen Project were encouraging.  These results when combined with previous sampling and the geologic mapping completed to date highlight another favorable portion of the 10,000 foot long vein zone.  The highest assay received on the Dun Glen Prospect to date were 2.2 ounce of gold per tone.  We are mainly exploring for gold at this time.

Sierra Claims

On January 27, 2004, we entered into a contract with ZyMin Corporation (“ZyMin”) to purchase a 100% interest in 30 mineral claims (the “Sierra Claims”) located in Pershing County, Nevada.  As consideration for the sales and conveyance, we issued 222,000 common shares to ZyMin.  The Sierra Claims form a buffer around existing properties that comprise the Dun Glen Project.  A copy of this contract was previously filed as an exhibit to a Current Report on Form 8-K filed on February 10, 2004.

Scoonover Properties, including the Gold View Prospect

On March 1, 2004 we entered into an acquisition agreement with Scoonover, whereby we agreed to acquire 100% ownership of the unpatented mining claims and the net smelter royalties (“NSR”) throughout five properties (the Dun Glen (28 claims), Debut (16 claims), SMH (20 claims), Roxy and Gold View properties (76 claims)) in consideration for $10,000 and 1,000,000 of our common shares. The 58 Dun Glen claims that we acquired in this agreement are the same 28 claims referred to above under the “Dun Glen Prospect” and the 30 claim referred to above under the “Sierra Claims”.  This agreement resulted in the cancellation of our future royalty payments due to Scoonover pursuant to our Mining Lease Agreement with them.   Pursuant to this acquisition agreement we acquire a 2% NSR from Scoonover on 20 mineral claims covering the SMH gold property and a 2% NSR on eight claims covering the Roxy Silver property.  These properties are wholly owned by McNab Creek Gold Company.  This was a related party transaction at the time it was entered into to in that E.L. Hunsaker III is a director and principal shareholder of Scoonover and was one of our directors when this agreement was executed.  A copy of this acquisition agreement was previously filed as an exhibit to our Quarterly Report on Form 10-QBS filed on March 19, 2004.

Debut Property

By quitclaim deed dated December 12, 2003, we acquired a 100% interest from Scoonover in 16 unpatented lode mineral claims located in Pershing County, Nevada for $3,500. This agreement is subject to a production royalty of 2½% of NSR. This was a related party transaction in that E.L. Hunsaker III is a director and principal shareholder of Scoonover and he was one of our directors at the time this agreement was entered into.  We have not initiated any exploration activities on this property as of the date of this Annual Report.  A copy of the Quitclaim Deed was previously filed as an exhibit to our Quarterly Report on Form 10-QBS filed on December 19, 2003.

We are currently in negotiations to enter into a joint venture agreement on the Debut Prospect with an arms-length private company.   There is no assurance that a joint venture agreement will be executed or will proceed.

Joint Ventures

By a letter of intent dated March 15, 2004, we granted Megastar Development Corp. (“MDV”), a Canadian public company, the option to earn a 50% ownership interest in the Debut Property.  As consideration MDV was to pay us a total of $201,600, issue us a total of 500,000 of its common shares and incur exploration cost on the property totaling $1,000,000.  A copy of the letter of intent was previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 19, 2004.  On May 10, 2004, the Company and MDV mutually terminated the letter of intent.

We entered into an option agreement with Minterra Resources Corp. (“Minterra”) on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  As consideration, Minterra is required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, they issued us 100,000 of its common shares  and incur a total of $1,000,000

Canadian Dollars on exploration and development on each property within three years.  A copy of the option agreement was previously filed as an exhibit to our Annual Report filed on Form 10-KSB on August 13, 2004.  During the fiscal year ended April 30, 2005, Minterra reimbursed us $60,000 of our out-of –pocket costs on the Gold View and Dun Glen Prospects, and they issued us 200,000 of their common shares.  As of the date of this Annual Report, Minterra had incurred in exploration and development a total in Canadian Dollars of $91,419 on the Gold View Prospect and $88,040 on the Dun Glen Prospect.  On June 23, 2005, Minterra informed us that they were dropping their option on the Dun Glen Prospect due to their limited resources which they prefer not to utilize on mesothermal veins, which is the geological nature of the Dun Glen Prospect.  Before Minterra dropped their option on the Dun Glen, they did perform geologic interpretation and evaluation on the prospect.  We are currently actively seeking out a potential joint venture partner to develop and explore the Dun Glen Prospect.

Minterra, the operator on the Gold View Prospect has now completed detailed geophysical (gravity) and geochemical surveys on the Prospect.  According to the operator, the geochemical survey has identified gold anomalies in association with major structural intersections identified in the geophysical survey.  We are mainly exploring for gold at this time.

The operator is in the process of permitting a planned drill program consisting of ten reverse circulation drill holes (of which an initial 4 holes will be drilled) averaging 800 feet deep to test the most significant anomalies.

Lucky Boy Property

By an option agreement dated March 17, 2005, we were granted an option by Handley Minerals Inc. (“Handley”) to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease (the “Lucky Boy Prospect”) located in Gila County, Arizona.   We may earn up to an 100% interest in the project in consideration of incurring $925,000 in exploration and development programs on the Lucky Boy Prospect during a period of three years from the date of the exercise of the option. We must also pay property costs totaling $75,000 over three years, of which we have made the first payment.  The option agreement is subject to a 3% yellow cake royalty.  A copy of this option agreement is included in the Annual Report as Exhibit 10.1.

If and when we spend $500,000 in the cumulative on the Lucky Boy Prospect, then we have the right but not the obligation to earn up to a 60% interest on the property; for each further $100,000 that we spend on the property we will earn the right but not the obligation to earn a further 8% on the property.   Only after we spend $500,000 on the prospect and exercise our option, do we have the right to option out any portion of our interest on the property to other parties.

We have retained Ashworth Explorations Ltd. ("Ashex") to run the work program. Ashex has been in business for over 25 years as a mineral exploration contractor.  Clive Ashworth is the president and director of Handley and of Ashex, he is also one of our consultants.  We are mainly exploring for uranium at this time.

The recommended work program consists of two phases. The first phase consisted of geological mapping and sampling, a MMI geochemical survey, grid-establishment (line-cutting) and radiometric surveys between the dates of June 15 to July 7, 2005 consisting of a 6 man crew and the project geologist. The first phase is almost complete whereby the grid, line-cutting, MMI soil sampling, and some radiometrics has been completed. The samples have been shipped to a lab for processing (some 500+ pits were dug and sampled) and results are expected back within the next few weeks.  The property within this first phase was visited on two occasions by Dr. Joe Montgomery, the Qualified Person overseeing the project, accompanied by Nick Barr, Ashex’s resident project geologist, to initiate the exploration and later to oversee the work to date.  To be completed is more detailed geological mapping, interpretation of the soil geochemistry, and scintillometer and radon gas surveys and report writing for an approximate cost of $16,000.

Phase two is drilling for an approximate cost of $100,000.  If the samples are encouraging it is anticipated that a drill program will be set forth to commence in early fall and be completed before March, 2006.

Rodinia Agreement

By an option agreement dated March 17, 2005, we granted Rodinia Minerals Inc. (“Rodinia”) the option to acquire up to a 40% interest in the Lucky Boy Prospect in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Prospect in favor of us.   A copy of this option agreement is included in the Annual Report as Exhibit 10.2.

If and when we spend $500,000 in the cumulative on the Lucky Boy Prospect, then we have the right but not the obligation to earn up to a 60% interest on the property; for each further $100,000 that we spend on the property we will earn the right but not the obligation to earn a further 8% on the property.   Only after we spend $500,000 on the prospect and exercise our option, do we have the right to option out any portion of our interest on the property to other parties.  Rodinia’s option shall be exercisable from time to time, as to 40% of the interest in respect of which we have exercised our right to acquire pursuant to the terms of our agreement with Handley.

Consulting Agreements

By amended consulting agreements dated August 1, 2003, we engaged two consultants, Greg Burnett and Michael Townsend, for a twelve month period to provide consulting services to us.  Mr. Townsend sought out and negotiated potential mining properties and joint venture opportunities for us.  Mr. Burnett was the liaison with our board on various business matters and provided us his expertise on securities issues.  None of the services provided by either Mr. Townsend or Mr. Burnett were of a promotional, investor relations or fiscal agency nature.  In consideration for these services, we issued a total of 12,500,000 (forward split adjusted) common shares to these consultants.  In addition, on September 2, 2003 and pursuant our escrow agreement with Stepp Law Group, we issued into escrow a further 12,500,000 (forward split adjusted) common shares to be transferred to the consultants if we and the consultants considered additional consideration for services provided to be appropriate.  These shares were to be released from escrow as payment for consulting services should we and the consultants agree compensation for services was appropriate.  Mr. Townsend had 5,000,000 shares released from escrow during the year ended April 30, 2004, while all of Mr. Burnett’s shares remained in escrow.  No shares were released from escrow to either consultant during the year ended April 30, 2005, and we intend to return the remaining 7,500,000 common shares in escrow back to treasury.  Their services were not of a promotional, investor relations or fiscal agency nature.  A copy of Mr. Burnett’s amended consulting agreement was previously filed as an exhibit to Mr. Burnett’s Schedule 13D/A filed on September 2, 2004.  A copy of Mr. Townsend’s amended consulting agreement was previously filed as an exhibit to Mr. Townsend’s Schedule 13D/A filed on September 2, 2004.  The escrow agreement was previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed on December 19, 2003.  These consulting agreements expired in August 2004.

On January 27, 2004, we entered into a consulting agreement with ZyMin whereby we engaged them, through their employee Charlie Sulfrian, to provide us with consulting services for a twelve month period.   In consideration for services rendered, the consultant invoiced for services and expenses, of which 60% of the services rendered may had been paid for in stock.  The consultant prepared geological studies and reports, conducted field exams, analyzed and gave recommendations for the prosperities.  Their services are not of a promotional, investor relations or fiscal agency nature.  A copy of this consulting agreement was previously filed as an exhibit to our Annual Report filed on Form 10-KSB on August 13, 2004.  On November 18, 2004, Zymin gave us notice of their termination of the consulting agreement

We entered into a consulting agreement with E.L. Hunsaker III on February 1, 2004, whereby we engaged him for twelve month period to provide various consulting services to us in consideration for 100,000 common shares.  Mr. Hunsaker provided consulting services to us on the exploration and development of our existing properties and he also handled staking new properties.  His services were not of a promotional, investor relations or fiscal agency nature.  A copy of this consulting agreement was previously filed as an exhibit to our Annual Report filed on Form 10-KSB on August 13, 2004.  His agreement expired in February 2005.

On March 18, 2005, we entered into a consulting agreement with Jason Gigliotti, whereby we engaged him for a twelve month period to provide consulting services to us.  Mr. Gigliotti consults with our board of directors regarding development of new and existing mining properties, including land development and acquisition, and he seeks joint venture opportunities for us.    None of the services provided by him are of a promotional, investor relations or fiscal agency nature.  In consideration for these services, he was granted the option to acquire at the discretion of the board of directors up to 3,500,000 common shares of our $0.001 par value common stock, as of date of this consulting agreement he was granted 1,250,000 stock options at an exercise price of $0.10.  On April 15, 2005, the exercise price of his 1,250,000 stock options was amended to $0.07 per share and as of the date of this Annual Report he had exercised 500,000 stock options.  A copy of this consulting agreement is included in the Annual Report as Exhibit 10.3.

On March 18, 2005, we entered into a consulting agreement with Clive Ashworth, whereby we engaged him for a twelve month period to provide consulting services to us.  Mr. Ashworth consults with our board of directors regarding land acquisitions and project development related to uranium properties.    None of the services provided by him are of a promotional, investor relations or fiscal agency nature.  In consideration for these services, he was granted the option to acquire 1,100,000 common shares of our $0.001 par value common stock with an exercise price of $0.10 per share.  As of the date of this consulting agreement, 200,000 of the stock options vested with the remaining 900,000 stock options vesting at a rate of 100,000 shares per month until fully vested.  Mr. Ashworth is the president and director of both Handley and Ashex, who is the operator on the Lucky Boy Prospect.  A copy of this consulting agreement is included in the Annual Report as Exhibit 10.4.

Investor Relations

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

Exploration and Development

Over the last two fiscal years we have spent $685,670 on mining exploration and development.  This amount includes $558,040 for the issuance of common shares for the acquisition of assets and for consulting related to exploration.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the States of Nevada and Arizona.

We are required to pay annual maintenance fees on the Dun Glen Prospect, the Gold View Prospect, the Debut Prospect and the Lucky Boy Prospect in order maintain them in good standing.  To maintain all of these claims in good standing claim maintenance fees totaling $20,250 are due with the U.S. Bureau of

Land Management on August 31, 2005, and $1,270 is due to Pershing County on August 31, 2005 for the claims in Nevada.

In order to proceed with any drilling program, we will have to apply to the U.S. Bureau of Land Management. The permitting process is anticipated to take approximately two to six weeks.  The permit fees are anticipated to be approximately $10,000 in total.  The permitting process will be targeted to commence early in the field season with the objective of obtaining drilling permits for those locations identified for prospective drilling as a result of our initial exploration.

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

Employees.

We have no employees as of the date of this Annual Report. We anticipate that we will rely on the contracting of independent consultants during our exploration stage, rather than hiring employees.  Our officers and director have little practical experience in the mining industry, however we retain qualified consultants with experience in the mining industry.

Subsidiaries

Other than Golden Patriot Nevada, Corp. (formerly Vocalwave Software Inc,). our wholly owned Nevada subsidiary, we have no subsidiaries.  Our subsidiary was incorporated on August 5, 2003, and we acquired the company on August 5, 2003.  We are in the process of transferring title of all of our claims to our subsidiary. Our subsidiary has been inactive thus far.

Item 2.

Description of Property

We are an exploration stage company and we do not have any proven or probable reserves on any of our properties.

We have a 100% interest in 13 unpatented mining claims and three mining lease agreements on Nevada mineral exploration properties that cover the core of the Dun Glen Mining Property, which we acquired from Scoonover.  We are exploring for gold and silver on the Dun Glen Property.  The 13 unpatented mining claims cover approximately 269 acres.

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

On the Dun Glen Prospect, the Marbourg et al Lease consists of two patented lode mining claims covering approximately 27 acres.  The definitive agreement gives us lease rights to a 100% interest (with Marbourg et al retaining a 4% NSR in the property contingent upon annual advance royalty payments being made to Marbourg et al.  An advance royalty payment of $12,000 is due September 26, 2005.

On the Dun Glen Prospect, the Heckman Lease consists of five unpatented lode mining claims covering approximately 103 acres.  The definitive agreement gives us lease rights to a 100% interest (with Heckman retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Heckman.  An advance royalty payment of $3,000 is due September 29, 2005.

On the Dun Glen Prospect, the Painter Lease consists of eight unpatented lode mining claims covering approximately 165 acres.  The definitive agreement gives us lease rights to a 100% interest (with Painter retaining a 3% NSR) in the property, contingent upon annual advance royalty payments being made to Painter.  An advance royalty payment of $10,000 is due October 28, 2005.

We have a 100% interest in 30 mineral claims within the Sierra Mining District of the East Range, southwest of Winnemucca, Nevada. The claims form a buffer around existing properties that comprise the Dun Glen Project.

The Dun Glen Project consists of 46 unpatented lode mining claims held directly by us. with an expiry date of August 31, 2005 (date by which claim maintenance fees due to the U.S. Bureau of Land Management to maintain the claims in good standing); and 13 unpatented lode mining claims held by two ten year leases with annual advance royalty payments due to maintain the leases in good standing.  These 13 claims also have an August 31, 2005 expiry date by which the claim maintenance fees must be paid to maintain the claims in good standing.  Two patented mining claims are held by a ten year lease with advance royalty payments due annually to maintain the lease in good standing.

The cost to maintain the Dun Glen Project over the next twelve months is $32,480 in lease and claim fees.  We intend to explore and develop this property in a comprehensive work program if we are able to locate a joint venture partner or raise sufficient capital to cover the costs.  Our geologist is expecting this work program to cost up to $132,000 over the next twelve months.

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a “Scientific Investigations” phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to gain the necessary approvals for conducting ground work on-site at Dun Glen and to determine the best drill targets for future core drilling.  The second phase is a “drilling” phase. The first phase has already begun and the starting date for the second phase is pending financing or locating a joint venture partner, as well as depending on weather and ground conditions as well as rig availability.

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

The Debut Prospect consists of  16 unpatented lode mining claims held directly by us with an expiry date of August 31, 2005 (date by which claim maintenance fees due to the U.S. Bureau of Land Management to maintain the claims in good standing).

The cost to maintain the Debut Prospect over the next twelve months is $2,140 in claim maintenance and county fees; we have sufficient capital on hand to make these payments.  We intend to explore and develop the Debut Prospect, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  We are currently in negotiations to enter into a joint venture agreement on the Debut Prospect with an arms-length private company.   There is no assurance that a joint venture agreement will be executed or will proceed.   Our geologist is expecting this work program to cost up to $366,000 over the next twelve months.

We have also entered into an acquisition agreement with Scoonover whereby we acquired a 100% ownership in the Gold View project.  This acquisition consists of seventy-six mineral claims in the Battle Mountain-Eureka Trend, adjacent to the Placer Dome Inc.’s recent Cortez Hills discovery.  This discovery currently hosts 7.5 million ounces of gold.  The Gold View claims are on trend, lying 8 miles east of the recent Mill Canyon discovery by Victoria Resources Corporation, which has identified four high-grade Carlin-type gold zones.

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

The Gold View Project consists of 76 unpatented lode mining claims held directly by us with an expiry date of August 31, 2005 (date by which claim maintenance fees due to the U.S. Bureau of Land Management to maintain the claims in good standing).

The cost to maintain the Gold View Project over the next 12 months is $10,150.  According, to our option agreement with Minterra, they are obligated to pay all costs to keep the Gold View Prospect in good standing, including the $10,150 due to the BLM by August 31, 2005.  We are mainly exploring for gold at this time.

Minterra, the operator on the Gold View Prospect has now completed detailed geophysical (gravity) and geochemical surveys on the Prospect.  According to the operator, the geochemical survey has identified a gold anomaly in association with major structural intersections identified in the geophysical survey.   The operator is in the process of permitting a planned drill program consisting of ten reverse circulation drill holes (of which an initial 4 holes will be drilled) averaging 800 feet deep to test the most significant anomalies.

We also acquired a 2% NSR from Scoonover on 20 mineral claims covering the SMH gold property and a 2% NSR on eight claims covering the Roxy Silver property.  These properties are wholly owned by McNab Creek Gold Company.

We have an option to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease, the Lucky Boy Prospect, located in Gila County, Arizona.

The Lucky Boy uranium deposit is situated 13 miles SSW of Globe, Arizona on the south flank of the Pinal Mountains, at an elevation of about 4400 feet.  Access from glove is by Highway 77, then west several miles on the Dripping Springs Road to a dirt track trending north 4 miles to the east edge of the property.  The current land position consists of 14 lode claims on the BLM land covering the NE ¼ and the N 1/2 of the SE ¼ of Section 31, and 80 acres of State land held by explorations permit, situated in the West ½ of the NW 1/4 of Section 32, T. 2 S., R.15 E., G&SRBM, for a total of 320 acres.  Land ownership in the immediate area is a checker board of State and BLM land with smaller, scattered parcels of private land.

The Lucky Boy Prospect is a past producer and was one of the first producing uranium mines in the state of Arizona.  The Lucky Boy Prospect is located at the site of the old Lucky Boy mine. The Lucky Boy mine, using heap leaching and ion exchange recovery, produced about 5,000,000 pounds of uranium ore in the 1950's.

The cost to maintain the Lucky Boy Prospect over the next twelve months is $1,750 in BLM claims due by August 31, 2005.  A property  payment of $25,000 is due on March 17, 2006 to Handley.  Our geologist is expecting the work program to cost up to $116,000 over the next twelve months.

We are currently actively seeking out a potential joint venture partner to develop and explore some of our existing properties.

CORPORATE OFFICE

We used to occupy an office in Vancouver, British Columbia, Canada.  When our management changed in June 2005, our office moved to New Hyde Park, New York, USA.   We occupy an office of approximately 500 square feet at 3000 Marcus Avenue, Suite 3W4, New Hyde Park, New York, which we occupy for $400 per month, on a month-to-month basis. Management believes that such offices will be satisfactory during the near term for the conduct of business.  We share this office with one other private company owned by our President.

Item 3.

Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fiscal year ended April 30, 2005 at a shareholder meeting.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Reports to Security Holders.

As of August 9, 2005, our authorized capital stock consisted of 150,000,000 shares of Common Stock, par value $0.001 per share, (the “Common Stock”).  As of August 9, 2005, there were issued and outstanding 72,512,895 shares of Common Stock.

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

The first trade of our Common Stock on the Bulletin Board occurred in May 2002.  The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

Date	High	Low

First Fiscal Quarter 2004	$ 0.10	$ 0.09
Second Fiscal Quarter 2004	$ 2.00	$ 0.10
Third Fiscal Quarter 2004*	$ 0.41	$ 0.28
Fourth Fiscal Quarter 2004	$ 0.65	$ 0.37
First Fiscal Quarter 2005	$ 0.47	$ 0.17
Second Fiscal Quarter 2005	$ 0.25	$ 0.13
Third Fiscal Quarter 2005	$ 0.16	$ 0.07
Fourth Fiscal Quarter 2005	$ 0.15	$ 0.06

* Our common shares were forward split on 1 old for 5 new basis on September 29, 2003

Holders

The number of holders of record and non-objecting beneficial owners as of April 30, 2005 for our common shares were 61 and approximately 2,074, respectively.

Stock Options

During the year ended April 30, 2005, we granted options as compensation to certain of our directors and officers under our 2004 Stock Option Plan (“2004 Plan”) and our 2005 Stock Option Plan (“2005 Plan”).  In June 2004 under our 2004 Plan, 750,000 options were granted to each of Conrad Clemiss and David Derby, our former directors, and 600,000 options were granted to Negar Towfigh, our corporate secretary.  All 2,100,000 options originally had an exercise price of $0.35 and expired unexercised.  In March 2005 under our 2004 Plan, 1,100,000 options were granted to Clive Ashworth, one of our consultants, with an exercise price of $0.10 and an expiry term of March 17, 2006.  Also in March 2005, under our 2004 Plan and our 2005 Plan, 500,000 options were granted to Negar Towfigh with an exercise price of $0.10 with an expiry date of March 17, 2006.    Under the 2004 Plan in March 2005, 1,250,000 options were granted to Jason Gigliotti, as one of our consultants, at $0.10 per share with an expiry of June 16, 2005, in April 2005 these options were amended to an exercise price of $0.07 per share and extended to expire on April 14, 2006.  In April 2005 under the 2005 Plan, Jason Gigliotti was granted 1,000,000 options at $0.07 which expire on April 14, 2006.

During the year ended April 30, 2005, no stock options were exercised.  As of April 30, 2005, there were 3,850,000 stock options outstanding and 3,050,000 stock options exercisable.

In January 2004, the 2004 Plan was implemented. In March 2005, the 2005 Plan was implemented.  We have not asked for shareholder approval for either our 2004 Plan or our 2005 Plan.  The total number of shares of our common stock which may be purchased pursuant to the exercise of options shall not exceed, in the aggregate, 3,000,000 shares for each of our 2004 Plan and our 2005 Plan.

On June 20, 2005, 1,000,000 options were granted to Bradley Rudman, our president, under the 2005 Plan, and are exercisable at $0.10 per share until June 19, 2006.  On July 11, 2005, Jason Gigliotti exercised 500,000 options at $0.07 for gross proceeds of $35,000.

Dividends

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

During the period February 1, 2005 to April 30, 2005, we did not sell any securities that were not registered under the Securities Act other than the following:

On February 1, 2005, we entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Sean Meegan, whereby we issued 48,400 common shares at $0.075 per share to settle a debt included in the accounts payable at January 31, 2005 of $3,630 (Cdn$4,500).  The 48,400 common shares issued are currently restricted. The Debt Settlement Agreement is included was previously filed as an exhibit to our Quarterly Report on Form 10-QSB on March 15, 2005.  The exemption from registration that these shares were issued under Regulation S promulgated under the Securities Act of 1933 as amended.  Pursuant to the terms of the Debt Settlement Agreement, Mr. Meegan was obligated release company assets to us in exchange for the common shares, which he did not do so. We relied on this exemption because this transaction did not involve any public offering, we did not engage in advertising or general solicitation, the investor is financially sophisticated and, as one of our directors and consultants, has knowledge of our company and business.

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

Plan of Operation

Our plan of operations for the next twelve months is to develop and explore our various properties in Nevada and Arizona, as well as to actively seek out new properties to acquire and vend to potential joint venture partners.  We anticipate that we will fund the costs of these acquisitions and developments through agreements with joint venture partners, private loans and/or future purchases of common stock by private investors.  If funds become available from revenues from mining (which is currently not the case) then those funds may be made available for expansion and for increasing production facilities.

We have not received revenue from operations during any of the three fiscal years immediately prior to the filing of this Annual Report. As of August 9, 2005, we have cash reserves of approximately $8,000, which we believe will satisfy our cash requirements for less than one-hundred and twenty (120) days following the filing of this Annual Report.  Minterra will be paying for the claim fees and royalty payments on the Gold View Prospect for this year.  We intend to raise additional financing through private loans.  We will use this capital to finance future business activities.

The operator on the Gold View Prospect has now completed detailed geophysical (gravity) and geochemical surveys on the Prospect.  According to the operator, the geochemical survey has identified gold anomalies in association with major structural intersections identified in the geophysical survey.  The operator is in the process of permitting a planned drill program consisting of ten reverse circulation drill holes (of which an initial 4 holes will be drilled) averaging 800 feet deep to test the most significant anomalies.

There are no advance royalty payments on the Gold View Prospect.  The cost to maintain the Gold View Prospect over the next twelve months is $10,150 in lease and claim fees.  We intend to explore and develop this property in a comprehensive work program along with Minterra, our joint venture partner who has an option to acquire a 50% interest in this property. Pursuant to our agreement with Minterra they are obligated to make all payments to maintain the property in goodstanding which would include the lease and claims fees.   Minterra is also obligated pursuant to our agreement to spend $125,000 Canadian Dollars on this property over the next twelve months, therefore we do not expect to incur any costs on this property over the next twelve months.

The exploration work on the Dun Glen Property is intended to occur over the next twelve months in two phases.  The first is a “Scientific Investigations” phase consisting of the current geochemical plus geophysical and alteration studies necessary to target the best areas for future drilling.  The purpose of the first phase is to gain the necessary approvals for conducting ground work on-site at Dun Glen and to determine the best drill targets for future core drilling.  The second phase is a “drilling” phase. The first phase has already begun and the starting date for the second phase is depending on us being able to raise financing to cover the costs or locating a joint venture partner, and is dependent on weather, financing, and ground conditions as well as rig availability.

An advance royalty payment of $12,000 is due September 26, 2005 on the Marbourg et al Lease consists.  An advance royalty payment of $3,000 is due September 29, 2005 on the Heckman Lease.  An advance royalty payment of $10,000 is due October 28, 2005 on the Painter Lease.

The cost to maintain the Dun Glen Project over the next twelve months is $32,480 in lease and claim fees.  We intend to explore and develop this property in a comprehensive work program if were able to locate a joint venture partner or raise sufficient capital to cover the costs.  Our geologist is expecting this work program to cost up to $132,000 over the next twelve months.

The cost to maintain the Debut Prospect over the next twelve months is $2,140 in claim maintenance and county fees; we have sufficient capital on hand to make these payments.  We intend to explore and develop the Debut Prospect, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  We are currently in negotiations to enter into a joint venture agreement on the Debut Prospect with an arms-length private company.   There is no assurance that a joint venture

agreement will be executed or will proceed.   Our geologist is expecting this work program to cost up to $366,000 over the next twelve months.

The recommended work program on the Lucky Boy Prospect consists of two phases. The first phase consisted of geological mapping and sampling, a MMI geochemical survey, grid-establishment (line-cutting) and radiometric surveys between the dates of June 15 to July 7, 2005 consisting of a 6 man crew and the project geologist. The first phase is almost complete whereby the grid, line-cutting, MMI soil sampling, and some radiometrics has been completed. The samples have been shipped to a lab for processing (some 500+ pits were dug and sampled) and results are expected back within the next few weeks.  The property within this first phase was visited on two occasions by Dr. Joe Montgomery, the Qualified Person overseeing the project, accompanied by Nick Barr, Ashex’s resident project geologist, to initiate the exploration and later to oversee the work to date.  To be completed is more detailed geological mapping, interpretation of the soil geochemistry, and scintillometer and radon gas surveys and report writing for an approximate cost of $16,000.  Phase two is drilling for an approximate cost of $100,000.  If the samples are encouraging it is anticipated that a drill program will be set forth to commence in early fall and be completed before March, 2006.  As of the date of this Annual Report, we do not have sufficient funds to pay for the exploration program on the Lucky Boy Prospect.   Our management is working on raising funds for this prospect but there is no assurance we will be able to do so under favorable terms, if all.   If we are not able to raise the required funds we will not be able to proceed with this prospect.

The cost to maintain the Lucky Boy Prospect over the next twelve months is $1,750 in claim fees.  Pursuant to our agreement with Handley, if we choose to exercise our option we are obligated to make a property payment of $25,000 and spend $200,000 in exploration and development costs over the next twelve months, $37,936 of which we have already paid.

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

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of April 30, 2005.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

(b) Changes in Internal Control Over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.  There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-B.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position/Office held with the Company	Appointed to Office
Bradley Rudman	49	Director President Chief Financial Officer	June 20, 2005 (1) June 22, 2005 June 23, 2005
Negar Towfigh	32	Corporate Secretary	February 19, 1999

(1) On June 20, 2005, the board of directors increased the size of the board from two to three and appointed Mr. Rudman as a director.  On June 22, 2005, Mr. Clemiss resigned as our president and a director, our board decreased to two and Mr. Rudman was appointed our president.  On June 23, 2005, David Derby resigned as our chief financial officer and a director, our board decreased to one and Mr. Rudman was appointed our chief financial officer.

BRADLEY RUDMAN Mr. Rudman has over 20 years of extensive financial background having worked as a financial consultant at Merrill Lynch Shearson, and Dean Witter Reynolds.  He started his own Broker/Dealer registered with the NASD and held a series 7, series 24 and Registered Option Principal. President of Technology Search Group, Inc. for 8 years, a full service technical recruiting firm, that specialized in the investment banking community.  He is most recently involved with the placement of moneys within the hedge fund arena. Mr. Rudman has established significant relationships within the New York financial arena.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports required to be filed have been filed in a timely manner for the year ended April 30, 2005.

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

The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended April 30, 2005, 2004 and 2003:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Conrad Clemiss [1] President	2005 2004	Nil $2,500	Nil Nil	Nil Nil	Nil Nil	750,000/Nil 750,000/Nil	Nil Nil	Nil Nil

Allen Sewell [2] President	2004 2003	$20,000 $48,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

[1]

Mr. Conrad Clemiss served as our President from September 29, 2003 until June 22, 2005.

[2]

Mr. Allen Sewell served as our President from February 1, 2001 to September 29, 2003.  During the period from February 1, 2001 to April 30, 2001, Allen Sewell’s salary was paid to Church Bay Farms Corp.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors other than the grant of stock options.

On June 1, 2004, Conrad Clemiss and David Derby were each granted 750,000 stock options for services rendered as our directors with an exercise price of $0.35.  The aggregate 1,500,000 stock options expired, unexercised on October 1, 2004.  E. L. Hunsaker III, our former director, was not granted any options during the year ended April 30, 2005.

Employment Contracts. We have not entered into any employment contracts with any named executive officer.

Option/SAR Grants Table

The following table sets forth certain information concerning grants of stock options to our Named Executive for the year ended April 30, 2005:

	Individual Grants
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date
Conrad Clemiss	750,000	13%	0.35	0.40	October 1, 2004

Option Exercises and Year-End Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for our Named Executive held by him at April 30, 2005:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Conrad Clemiss	Nil	Nil	Nil/Nil	Nil/Nil

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding beneficial ownership of our Common Stock as of August 9, 2005:

·

each shareholder who is known by us to own beneficially 5% or more of our Common Stock;

·

each of our directors and each of the officers named in Item 10 – “Directors and Executive officers of the Registrant,” or the Named Executives, of this Report; and

·

all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
$0.001 Par Value Common Stock	Conrad Clemiss (1) 4453 Capilano Road North Vancouver, BC Canada V7R 4K1	Nil	Nil
$0.001 Par Value Common Stock	David Derby (2) Suite 1250 789 W. Pender Street Vancouver, BC Canada V6C 1H2	Nil	Nil
$0.001 Par Value Common Stock	Bradley Rudman (3) 18 Meadow Woods Rd. Great Neck, NY 11020	2,300,000 (5)	3.1%
$0.001 Par Value Common Stock	E.L. Hunsaker III (4) PO Box 2021 Elko, Nevada USA 89803	100,000	0.1%
$0.001 Par Value Common Stock	Negar Towfigh Suite 1205 789 W. Pender Street Vancouver, BC Canada V6C 1H2	500,000 (6)	0.7%
$0.001 Par Value Common Stock	Nathan Nock Suite 402, 4373 Halifax Street Burnaby, BC Canada V5C 5Z2	25,000,000 (7)	34.5%
$0.001 Par Value Common Stock	All officers and directors as a group	2,900,000	3.9%

(1)

Mr. Clemiss was one of our directors until June 22, 2005

(2)

Mr. Derby was one of our directors until June 23, 2005

(3)

Mr. Rudman became our director on June 20, 2005

(4)

Mr. Hunsaker was one of our directors until January 27, 2005

(5)

Mr. Rudman has the right to acquire 1,000,000 common shares from the exercise price of options within 60 days of the date of this table.

(6)

Ms. Towfigh has the right to acquire 500,000 common shares from the exercise price of options within 60 days of the date of this table.

(7)

Nathan Nock is a shareholder of ours who beneficially owns 5% or more of our common stock.  He received his shares through a debt settlement agreement with us dated June 3, 2003.  His only role relating to us is as a shareholder.

(8)

Based upon 72,512,895 common shares outstanding as of August 9, 2005, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information concerning equity compensation as of April 30, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,850,000	$0.08	1,900,000
Total	3,850,000	$0.08	1,900,000

Our board approved the 2004 Non-Qualified Stock Option Plan (“2004 Plan”) on January 8, 2004 and the 2005 Non-Qualified Stock Option Plan (“2005 Plan”) on March 18, 2005.   An aggregate 3,000,000 common shares of our stock may be purchased under the terms of each of the 2004 Plan and the 2005 Plan.    The board grants options as their discretion to certain of our directors and officers. Both the 2004 Plan and the 2005 Plan expire on December 31, 2010.

Item 12.

Certain Relationships and Related Transactions

Transactions with Promoters

There were no transactions with promoters.

Related Party Transactions

There have been no related party transaction which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

We have also issued options to various directors and officers during the year ended April 30, 2005, please refer to the Stock Option section under Item 5 for further detail.

We have an outstanding accounts receivable of $2,063 from Golden Patriot, Corp., who has an officer in common with us.

Certain previous directors and their beneficially owned companies, namely Graeme Sewell and Brothers Oil & Gas Inc., have loaned us funds over the past two fiscal years and paid expenses on our behalf.

PART IV

Item 13.

Exhibits

A.

Financial Statements

The balance sheets and the related statements of operations, shareholders’ equity and cash flows of Golden Patriot, Corp. for each of the years ended April 30, 2005 and 2004.

B.

Other Exhibits

Exhibit 10.1

Option Agreement with Handley Minerals Inc. dated March 17, 2005

Exhibit 10.2

Option Agreement with Rodinia Minerals Inc. dated March 17, 2005

Exhibit 10.3

Consulting Agreement with Jason Gigliotti dated March 18, 2005

Exhibit 10.4

Consulting Agreement with Clive Ashworth dated March 18, 2005

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

Item 14.

Principal Accountant Fees and Services.

Audit Fees

Audit fees consist of the audit of our annual financial statements, review of the quarterly financial statements, accounting consultations and consents and other services related to SEC filings.  During the last two fiscal years audit fees paid to Amisano Hanson, Chartered Accountants were $25,084 and $16,745, respectively.

Audit Related Fees

There were no other fees billed by Amisano Hanson during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees”.

Tax Fees

Amisano Hanson did not provide us with any tax consulting or related services.

All Other Fees

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PATRIOT, CORP.
Dated: August 12, 2005	By: /s/ Bradley Rudman Bradley Rudman President, CFO, & Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: August 12, 2005	By: /s/ Bradley Rudman Bradley Rudman President, CFO & Director