Form 10QSB
period 2005-09-19
GOLDEN PATRIOT CORP
filed 2005-09-19
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33065

GOLDEN PATRIOT, CORP.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0216152
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3000 Marcus Avenue, Suite 3W4, New Hyde Park, New York  11042

(Address of principal executive offices)

516-488-5400

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes  (   ) No

There were 73,012,895 common shares outstanding of as of September 19, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

July 31, 2005 and April 30, 2005

(Unaudited)

(Stated in US Dollars)

	July 31,	April 30,
ASSETS	2005	2005

Current
Cash	$ 5,635	$ 11,461
Amounts receivable – Note 5	2,063	2,122
Equity securities	-	25,539
Note receivable – Note 6	35,000	-

	42,698	39,122
Equipment – Note 5	1,515	1,625

	$ 44,213	$ 40,747

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$ 210,649	$ 127,628
Advances payable	140,749	140,749
Note payable	204,000	204,000

	555,398	472,377

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 3, 4 and 6
Common stock, $0.001 par value
150,000,000 authorized
72,512,895 outstanding (April 30, 2005: 72,012,895)	72,512	72,012
Additional paid-in capital	3,919,903	3,865,403
Contributed surplus	69,161	80,200
Deficit accumulated during the exploration stage	(4,572,761)	(4,449,245)

	(511,185)	(431,630)

	$ 44,213	$ 40,747

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended July 31, 2005 and 2004,

and the period from November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2005

(Unaudited)

(Stated in US Dollars)

			November 24, 1998
			(Date of Inception of
			the Exploration Stage)
	Three months ended July 31,		to July 31,
	2005	2004	2005

General and Administrative Expenses
Abandonment of capital assets	$ -	$ -	$ 6,773
Administration fees – Note 5	-	-	14,527
Amortization	110	151	6,055
Audit and accounting fees	4,313	9,234	84,355
Consulting fees – Note 5	6,855	75,100	2,886,176
Cost recovery – Note 5	-	-	(4,000)
Exploration, property and development costs – Note 5	84,058	13,209	803,765
Filing fees	1,531	1,757	18,669
Investor relations	1,401	106,849	142,333
Interest	2,571	2,571	30,080
Legal fees	610	-	67,024
Management fees – Note 5	-	-	284,830
Office and miscellaneous	1,927	10,261	39,890
Promotion	3,680	-	52,118
Rent – Note 5	400	-	1,832
Mineral property option payments received	-	-	(106,940)
Stock-based compensation	8,961	-	89,161
Telephone	-	-	3,050
Transfer agent fees	784	774	19,573
Travel and automobile	-	-	31,844
Write-down and loss on disposal of equity securities	6,315	-	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of oil and gas properties – Note 5	-	-	84,500

	(123,516)	(219,906)	(4,572,761)

Net loss for the period	$ (123,516)	$ (219,906)	$ (4,572,761)

Basic loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	72,121,591	66,633,716

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2005 and 2004

and the period from November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2005

(Unaudited)

(Stated in US Dollars)

			November 24, 1998
			(Date of Inception of
			Exploration Stage)
	Three months ended July 31,		to July 31,
	2005	2004	2005

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (123,516)	$ (219,906)	$ (4,572,761)
Add (deduct) items not affecting cash:
Amortization	110	151	6,055
Abandonment of capital assets	-	-	6,773
Mineral property option payments received	-	-	(46,940)
Write-down and loss on disposal of equity securities	6,315	-	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	-	99,000	99,000
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and
development costs	-	-	513,040
Stock-based compensation	8,961	-	89,161
Change in non-cash working capital items related to operations
Amounts receivable	59	2,299	(2,063)
Prepaid fees	-	62,500	-
Accounts payable and accrued liabilities	83,021	16,091	316,153
Advances payable	-	48,738	170,749

Cash provided by (used in) operating activities	(25,050)	8,873	(540,557)

Cash Flows provided by Financing Activities
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200
Common stock issued – options	-	-	125,344
Note payable	-	-	204,000

Cash flow provided by financing activities	-	-	617,200

…/cont’d

SEE ACCOMPANYING NOTES

   Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2005 and 2004

and the period from November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2005

(Unaudited)

(Stated in US Dollars)

			November 24, 1998
			(Date of Inception of
			Exploration Stage)
	Three months ended July 31,		to July 31,
	2005	2004	2005

Cash Flows provided by (used in) Investing Activities
Proceeds from sale of equity securities	19,224	-	27,835
Acquisition of equipment	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property		-	2,000

Cash provided by (used in) investing activities	19,224	-	(71,008)

Increase (decrease) in cash during the period	(5,826)	8,873	5,635

Cash, beginning of the period	11,461	2,163	-

Cash, end of the period	$ 5,635	$ 11,036	$ 5,635

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transaction – Note 7

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2005

(Unaudited)

(Stated in US Dollars)

					Deficit
					Accumulated
	(Note 4)		Additional		During the
	Common Shares		Paid-in	Contributed	Exploration
	Number	Par Value	Capital	Surplus	Stage	Total

Stock issued pursuant to private placement agreements – at $0.15	66,665	$ 67	$ 1,933	$ -	$ -	$ 2,000
– at $2.25	442,475	442	198,672	-	-	199,114
– at $3.00	11,110	11	6,656	-	-	6,667
– at $74.91	1,335	1	19,999	-	-	20,000
– at $2.25	37,500	38	16,837	-	-	16,875

	559,085	559	244,097	-	-	244,656
Net loss for the period	-	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	559,085	559	244,097	-	(184,872)	59,784
Stock rescission – at $74.91	(1,335)	(1)	(19,999)	-	-	(20,000)
Stock subscriptions – at $1.50	194,000	194	58,006	-	-	58,200
Net loss for the year	-	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	751,750	752	282,104	-	(319,894)	(37,038)
Stock subscriptions – at $1.50	16,665	16	4,984	-	-	5,000
Net loss for the year	-	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	768,415	768	287,088	-	(394,365)	(106,509)
Net loss for the year	-	-	-	-	(77,816)	(77,816)

…/cont’d

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2005

(Unaudited)

(Stated in US Dollars)

					Deficit
					Accumulated
(Note 4)			Additional		During the
Common Shares			Paid-in	Contributed	Exploration
Number		Par Value	Capital	Surplus	Stage	Total

Balance, April 30, 2002	768,415	768	287,088	-	(472,181)	(184,325)
Stock subscriptions – at $2.25	66,690	67	29,933	-	-	30,000
Net loss for the year	-	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	835,105	835	317,021	-	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements – at $0.002	51,772,500	51,773	51,772	-	-	103,545
Stock issued pursuant to consulting agreements – at $0.10	12,500,000	12,500	237,500	-	-	250,000
– at $0.52	2,000,000	2,000	1,038,000	-	-	1,040,000
– at $0.48	3,000,000	3,000	1,437,000	-	-	1,440,000
– at $0.45	100,000	100	44,900	-	-	45,000
– at $0.54	9,890	9	5,331	-	-	5,340
Stock issued to acquire mineral properties - at $0.43	1,000,000	1,000	429,000	-	-	430,000
– at $0.35	222,000	222	77,478	-	-	77,700
Stock issued pursuant to exercise of options - at $0.50	250,000	250	125,094	-	-	125,344
Net loss for the year	-	-	-	-	(3,519,771)	(3,519,771)

…/cont’d

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2005

(Unaudited)

(Stated in US Dollars)

					Deficit
					Accumulated
(Note 4)			Additional		During the
Common Shares			Paid-in	Contributed	Exploration
Number		Par Value	Capital	Surplus	Stage	Total

Balance, April 30, 2004	71,689,495	71,689	3,763,096	-	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements – at $0.36	275,000	275	98,725	-	-	99,000
Stock issued pursuant to debt settlement agreement – at $0.075	48,400	48	3,582	-	-	3,630
Stock-based compensation	-	-	-	80,200	-	80,200
Net loss for the year	-	-	-	-	(364,939)	(364,939)

Balance, April 30, 2005	72,012,895	72,012	3,865,403	80,200	(4,449,245)	(431,630)
Stock issued pursuant to exercise of options - at $0.07	500,000	500	34,500	-	-	35,000
Transfer from contributed surplus relating to stock options exercised	-	-	20,000	(20,000)	-	-
Stock-based compensation	-	-	-	8,961	-	8,961
Net loss for the period	-	-	-	-	(123,516)	(123,516)

Balance, July 31, 2005	72,512,895	$ 72,512	$ 3,919,903	$ 69,161	$ (4,572,761)	$ (511,185)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2005 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2005 annual financial statements.

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at July 31, 2005, the Company had a working capital deficiency of $512,700 which is not sufficient to meet its planned business objectives or to fund oil and gas property, acquisition, exploration and development expenditures and ongoing operations.  The Company has accumulated losses of $4,572,761 since its commencement and has yet to achieve profitable operations.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors raise substantial doubt that the Company will be able to continue as a going concern and the outcome of these matters cannot be predicted with any certainty at this time.  These interim consolidated financial statements do not include any adjustments to the amounts or classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3

Mineral Properties

The Dun Glen Prospect

By a lease agreement dated September 25, 2003, the Company acquired the exclusive right to prospect and explore 28 lode mining claims located in Pershing County, Nevada.  The Company was required to pay advanced royalty payments as follows:

2003	$ 10,000	(paid)
2004	$ 15,000	(paid)
2005	$ 25,000
2006	$ 36,000
2007	$ 50,000
2008 – 2013	$ 70,000

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 2

Note 3

Mineral Properties – (cont’d)

Subsequent to July 31, 2005, the Company decided not to pursue the Dun Glen Prospect and abandoned these claims.

Debut Property

By quit claim deed dated December 12, 2003, the Company acquired a 100% interest in 16 unpatented lode mineral claims located in Pershing County, Nevada for $3,500 (paid).  This agreement is subject to a production royalty of 2 ½% of net smelter returns.

By a letter of intent dated March 15, 2004 the Company granted Megastar Development Corp. (“MDV”), a Canadian public company, the option to earn a 50% ownership interest in the Debut Property.  As consideration, MDV was to pay a total of $201,600 and issue a total of 500,000 of its common shares to the Company.  The Company and MDV mutually terminated the letter of intent on May 10, 2004.

Sierra Claims

On January 27, 2004, the company entered into a contract to purchase a 100% interest in 30 mining claims located in Pershing County, Nevada.  As consideration for the sale and conveyance, the Company issued 222,000 common shares (issued) valued at $77,700.

Subsequent to July 31, 2005, the Company decided not to pursue the Sierra claims and abandoned these claims.

Scoonover Properties

By an acquisition agreement dated March 1, 2004, the Company agreed to acquire 100% ownership of the unpatented mining claims and the net smelter royalties throughout five properties (the Dun Glen (28 claims), Debut (16 claims), SMH (20 claims), Roxy (8 claims) and Gold View properties (76 claims)) located in Pershing and Eureka Counties, Nevada, in consideration for $10,000 (paid) and 1,000,000 common shares (issued) valued at $441,200.  The vendor is a related party by virtue of a former common director.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 3

Note 3

Mineral Properties – (cont’d)

Minterra Option

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. (“Minterra”) the option to earn a 50% ownership interest in the Gold View and Dun Glen properties and the Sierra claims.  As consideration Minterra is required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $58,000 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra is also responsible for all of the advance royalty payments, net smelter return royalties and claim fees on these properties.  During the three months period ended July 31, 2005, Minterra terminated its option in the Dun Glen property and Sierra claims.  Minterra has maintained the Gold View properties.

Lucky Boy Project

By an option agreement dated March 17, 2005, the Company was granted the option to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease (the Lucky Boy Uranium Project) located in Gila County, Arizona in consideration for property payments of $75,000 and incurring exploration and development costs totalling $925,000 as follows:

	Exploration
	and
Property	Development
Payments	Costs	Due Date

$ 25,000	$ -	On execution (paid)
25,000	200,000	March 17, 2006
25,000	300,000	March 17, 2007
-	425,000	March 17, 2008
$ 75,000	$ 925,000

Subsequent to July 31, 2005, the Company advanced $41,765 with respect to exploration and development costs to be incurred.

Once the Company spends $500,000 in the cumulative on the Lucky Boy Project, then it has the right but not the obligation to earn up to a 60% interest on the property; for each further $100,000 that the Company spends on the property it will earn the right but not the obligation to earn a further 8% on the property.

The agreement is subject to a 3% uranium oxide royalty.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 4

Note 3

Mineral Properties – (cont’d)

Rodinia Option

By an option agreement dated March 17, 2005, the Company granted Rodinia Minerals Inc. (“Rodinia”) the option to acquire up to a 40% interest in the Lucky Boy Project in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Project in favour of the Company.  The option shall be exercisable from time to time, as to 40% of the interest in respect of which the Company has exercised its right to acquire pursuant to the terms of the above-noted option agreement.

Note 4

Capital Stock – Notes 3 and 6

On March 24, 2003, the Company consolidated its common stock on a 150 old for 1 new basis.  On September 29, 2003, the Company forward split its common stock on a 5 new for 1 old basis and increased its authorized capital from 50,000,000 to 150,000,000 common shares with a par value of $0.001.  The number of shares issued and outstanding has been restated to give retroactive effect to the consolidation and the forward split of its common stock.

By amended consulting agreements dated August 1, 2003, the Company retained the services of two consultants for a twelve month period to provide technical, business and/or management services to the Company.  In consideration for these services, the Company issued a total of 12,500,000 common shares to these consultants, which are recorded at a fair value of $250,000.

The Company also agreed to issue up to an additional 12,500,000 common shares as additional consideration for services should the Company and the consultants determine such consideration is appropriate.  These shares were issued into escrow at that time.  As at July 31, 2005 and April 30, 2005, 5,000,000 of these common shares have been released from escrow and were recorded at a fair value of $2,480,000.

The number of common shares issued and outstanding at July 31, 2005 does not include the additional 7,500,000 common shares included in escrow.  As the consultant agreements have expired, the Company has initiated the process to return these shares to the treasury.

Share Purchase Options

The Company has share purchase option plans, which authorize the board of directors to grant shares as incentive share purchase options to directors, officers, employees and consultants.  The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 5

Note 4

Capital Stock – Notes 3 and 6 – (cont’d)

Share Purchase Options – (cont’d)

During the periods ended July 31, 2005 and April 30, 2005, the change in share purchase options outstanding is as follows:

	July 31, 2005		April 30, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	3,850,000	$0.08	2,100,000	$0.50

Granted	1,000,000	$0.10	5,950,000	$0.18
Exercised	(500,000)	$0.07	-	-
Expired	-	-	(4,200,000)	$0.43

Options outstanding, end of period	4,350,000	$0.09	3,850,000	$0.08

Options exercisable, end of period	3,850,000	$0.09	3,050,000	$0.08

At July 31, 2005 and April 30, 2005, the share purchase options were outstanding as follows:

	July 31, 2005			April 30, 2005
	Number	Exercise Price	Expiry	Number	Exercise Price	Expiry
Directors and employees	1,000,000	$0.10	Jun 19/06	-	-	-
	500,000	$0.10	Mar 17/06	500,000	$0.10	Mar 17/06
Consultants	1,100,000	$0.10	Mar 17/06	1,100,000	$0.10	Mar 17/06
	1,750,000	$0.07	Apr 14/06	2,250,000	$0.07	Apr 14/06
	4,350,000			3,850,000

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 6

Note 4

Capital Stock Notes 3 and 6 – (cont’d)

Share Purchase Options – (cont’d)

All share purchase options vest immediately at the date of the grant with the exception of 1,100,000 share purchase options granted to a consultant.  200,000 of these share purchase options vest immediately with the remaining 900,000 share purchase options to vest at 100,000 shares per month until fully vested (500,000 options were not vested at July 31, 2005) (April 30, 2005: 800,000)).

The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

	July 31,	July 31,
	2005	2004

Expected dividend yield	0.0%	0.0%
Expected volatility	126.5%	55%
Risk-free interest rate	3%	3%
Weighted average expected term in years	1 year	0.33 year

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

The compensation charge associated with the consultant’s option in the amount of $8,961 is included in the statement of operations for the period ended July 31, 2005 (July 31, 2004: $Nil).

The compensation charge associated with directors’ and employees’ options in the amount of $27,100 at July 31, 2005 (July 31, 2004: $134,000) is not recognized in the financial statements, but included in the pro forma amounts below.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 7

Note 4

Capital Stock Notes 3 and 6 – (cont’d)

Share Purchase Options – (cont’d)

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

	July 31,	July 31,
	2005	2004

Net loss	$ (123,516)	$ (219,906)
Pro forma compensation cost	(27,100)	(134,000)

Pro forma net loss	$ (150,616)	$ (353,906)

Pro forma net loss per share	$ (0.00)	$ (0.01)

Note 5

Related Party Transactions

The Company was charged the following amounts by companies with former directors or officers in common and a company with an officer in common:

			November 24, 1998
			(Date of Inception of
			Exploration Stage)
	July 31,	July 31,	to July 31,
	2005	2004	2005

Administration fees	$ -	$ -	$ 14,527
Equipment	-	-	3,547
Consulting fees	6,613	75,100	145,450
Cost recovery	-	-	(4,000)
Exploration and development costs	-	8,412	16,492
Management fees	-	-	284,830
Rent	400	-	1,832
Write-off of oil and gas properties	-	-	45,000

	$ 7,013	$ 83,512	$ 507,678

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2005

(Unaudited)

(Stated in US Dollars) – Page 8

Note 5

Related Party Transactions – (cont’d)

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

At July 31, 2005, amounts receivable includes $2,063 (April 30, 2005:  $2,063) due from a company with an officer in common.

At July 31, 2005, the Company owed $57,637 (April 30, 2005: $50,425) to a former director of the Company, companies with former directors in common and a company with an officer in common.  These amounts were included in accounts payable and are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6

Subsequent Events – Note 3

i)

On August 2, 2005, the promissory note receivable in the amount of $35,000 was repaid in full.

ii)

On August 15, 2005, the Company issued 500,000 common shares at $0.07 per share pursuant to the exercise of share purchase options for a promissory note of $35,000.  The promissory note bears interest at the rate of 2% per annum on the unpaid balance and is due on January 11, 2006.

iii)

On August 15, 2005, the Company granted share purchase options to a consultant of the Company to purchase 1,250,000 common shares of the Company at $0.10 per share.  These options expire on August 14, 2006.

iv)

By an engagement letter dated September 15, 2005, the Company agreed to issue 500,000 common shares for investor relation services.

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the three months ended July 31, 2005, the Company issued 500,000 common shares at $0.07 per share to pursuant to the exercise of stock options for a $35,000 note receivable.

This transaction was excluded from the statements of cash flows.

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

Plan of Operations

We have not received revenue from operations during the three months ended July 31, 2005.  As of July 31, 2005, we had cash reserves of $5,635.  We believe that these cash reserves will not satisfy our cash requirements in order to continue as a going concern for twelve months following the filing of this Report. We expect to receive approximately $37,000 during our second fiscal quarter for repayment of receivables.  Minterra Resources Corp., (“Minterra”) our joint venture partner, will be paying for the claim fees and royalty payments on the Gold View Prospect for this year.  We intend to raise additional financing through private loans.  We will use this capital to finance future business activities.  There can be no assurance that we will receive any or adequate loans or that they will be available under favorable terms, if at all.

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

We have been financing our operations primarily from loans and from the sale of marketable securities, common shares of Minterra, which we received as partial consideration for granting them the option to earn a 50% ownership interest in the Dun Glen and Gold View Properties.

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

We entered into an option agreement with a three year term with Minterra on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  Minterra is a publicly traded exploration company listed on the TSX Venture Exchange and, as such, this agreement was subject to regulatory approval. Minterra received regulatory approval of the option agreement from the TSX Venture Exchange on December 14, 2004.  As consideration, Minterra is required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, issue us 100,000 of its common shares and incur a total of $1,000,000 Canadian Dollars on exploration and development on each property within three years.  Minterra is also required to make any and all payments necessary to maintain the properties in good standing during the term of the option agreement.  As of the date of this Report, Minterra has reimbursed us $60,000 of our out-of-pockets costs, issued us 200,000 of its common shares, and made all payments necessary to date to maintain the Gold View property in good standing.  On June 23, 2005, Minterra informed us that they were dropping their option on the Dun Glen Prospect due to their limited resources which they prefer not to utilize on mesothermal veins, which is the geological nature of the Dun Glen Prospect.

The Dun Glen Project consisted of 58 mining claims, which included the Sierra claims, which were held directly by us.  Subsequent to July 31, 2005, we decided to drop the Dun Glen Project in order to utilize our funds on the Lucky Boy uranium project.   Therefore, we do not have any current or future cash commitments related to the Dun Glen Project.

We also entered into a quitclaim deed with Scoonover Exploration, LLC, (“Scoonover”) whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko, Nevada on the west flank of the West Buttes Range in the Delker Mining District Elko County, Nevada. The property is due north-northeast and on trend from Placer Domes Bald Mountain deposit. The Debut Prospect is an intrusive related sediment-hosted gold-copper system that holds potential for shallow, economic gold mineralization.  We will be exploring for gold on the Debut property once we commence exploration.

The Debut project is located in the Delker Mining District in Elko County, Nevada at approximately 40°22' N, 115°1' W. The property is approximately 96 road miles southwest of the town of Elko.  The Debut project is located in unsurveyed T29N, R62E.

The Debut Prospect consists of 16 unpatented lode mining claims held directly by us.  In August 2005, we paid $2,144 in Elko County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing.  There are no other costs involved in maintaining the Debut Prospect in good standing over the next twelve months.

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

The Gold View Project consists of 76 unpatented lode mining claims held directly by us. In August 2005, Minterra paid $10,150 in Eureka County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing.

There are no advance royalty payments on the Gold View Prospect.    Pursuant to our agreement with Minterra they are obligated to make all payments to maintain the property in good standing which would include the lease and claims fees. Over the next twelve months Minterra expects the work program on the Gold View to cost $50,000.  Minterra had incurred in exploration and development a total in Canadian Dollars of $91,419 on the Gold View Prospect.  Minterra is also obligated, pursuant to our agreement, to spend a total of $125,000 Canadian Dollars on this property by December 14, 2005, and an additional $475,000 Canadian Dollars in the proceeding twelve months, therefore we do not expect to incur any costs on this property over the next twelve months.

The operator on the Gold View Prospect, has now completed detailed geophysical (gravity) and geochemical surveys on the Prospect.  According to the operator, the geochemical survey has identified gold anomalies in association with major structural intersections identified in the geophysical survey.  The operator is in the process of permitting a planned drill program consisting of ten reverse circulation drill holes averaging 800 feet deep to test the most significant anomalies.  An initial four holes will be drilled and if the results are positive, the operator will drill the remaining six holes.  Drilling expected to commence in the next quarter.  This course of work is currently being developed and advanced with Minterra, who is also our joint venture partner on this prospect.  We will be exploring for gold once we commence exploration on the Gold View property.

We also acquired a 2% NSR from Scoonover retained on 20 mineral claims covering the SMH gold property and a 2% NSR retained on eight claims covering the Roxy Silver property.  These properties are wholly owned by McNab Creek Gold Company.

We have an option to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease, the Lucky Boy Prospect, located in Gila County, Arizona.  The recommended work program on the Lucky Boy Prospect consists of two phases. The first phase consisted of geological mapping and sampling, a MMI geochemical survey, grid-establishment (line-cutting) and radiometric surveys consisting of a 6 man crew and the project geologist. The first phase is almost complete whereby the grid, line-cutting, MMI soil sampling, and some radiometrics has been completed. The samples were shipped to a lab for processing (some 500+ pits were dug and sampled).  The preliminary results on rock samples have returned very encouraging uranium grades, however we are currently awaiting the MMI results.  These initial samples were designed to test for the viability of continuing on this prospect.  A multi-hole drill program to test the extent of the ore is now being planned and permitting applications have been submitted.  The property within this first phase was visited on two occasions by Dr. Joe Montgomery, the Qualified Person overseeing the project, accompanied by Nick Barr, Ashworth Exploration Ltd. resident project geologist, to initiate the exploration and later to oversee the work to date.  The cost to complete the first phase of this program is a further $10,000.

Phase two is drilling for an approximate cost of $100,000.  Since the samples are encouraging it is anticipated that a drill program will be set forth to commence in late October.  As of the date of this Quarterly Report, we do not have sufficient funds to pay for the exploration program on the Lucky Boy Prospect.  Our management is working on raising funds for this prospect but there is no assurance we will be able to do so under favorable terms, if all.   If we are not able to raise the required funds we will not be able to proceed with this prospect.

In August 2005, we paid $1,750 in claims fee to maintain the Lucky Boy Prospect over the next twelve months.  Pursuant to our agreement with Handley Minerals Inc., if we choose to exercise our option we are obligated to make a property payment of $25,000 and spend $200,000 in exploration and development costs over the next twelve months, $49,701 of which we have already paid.

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

Off Balance Sheet Arrangements

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of July 31, 2005.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II – OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

The only unregistered sales during the period May 1, 2005 to July 31, 2005, were the granting of 1,000,000 stock options to Bradley Rudman, our president, CFO and director, under the 2005 Non-Qualified Stock Option Plan, for services to be rendered, to purchase shares of our common stock at an exercise price of $0.10 on June 20, 2005, with an expiry date of June 19, 2006.

Mr. Rudman is a US person and was issued these options in an unregistered transaction pursuant to Section 4(2) of the Securities Act of 1933.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the three months ended July

31, 2005.

Item 5

OTHER INFORMATION.

On August 2, 2005, the promissory note receivable for the exercise of options in the amount of $35,000 was repaid in full by one of our consultants.

On August 15, 2005, we issued 500,000 common shares at $0.07 per share pursuant to the exercise of share purchase options for a promissory note of $35,000 by one of our consultants.  The promissory note bears interest at the rate of 2% per annum on the unpaid balance and is due on January 11, 2006.

Also, on August 15, 2005, we granted share purchase options to one of our consultants to purchase 1,250,000 of our common shares at $0.10 per share.  These options expire on August 14, 2006.

On September 15, 2005, we entered into an investor relations agreement with Lyons Capital, LLC.  The services Lyons Capital, LLC will be providing to us are of a promotional and investor relations nature. The Investor Relations Agreement is included in this Report as Exhibit 10.1.

Item 6

EXHIBITS

Exhibit 10.1

Engagement Letter with Lyons Capital, LLC dated September 15, 2005

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

Date:  September 19, 2005

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director