Form 10QSB/A
period 2005-09-20
GOLDEN PATRIOT CORP
filed 2005-09-21
CIK 1080036

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

516-488-5400

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes  (   ) No

There were 73,012,895 common shares outstanding of as of September 20, 2005.

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

(Unaudited)

(Stated in US Dollars)

						Deficit
						Accumulated
		(Note 4)		Additional		During the
		Common Shares		Paid-in	Contributed	Exploration
		Number	Par Value	Capital	Surplus	Stage	Total

Balance, April 30, 2002		768,415	768	287,088	-	(472,181)	(184,325)
Stock subscriptions	– at $2.25	66,690	67	29,933	-	-	30,000
Net loss for the year		-	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003		835,105	835	317,021	-	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements – at $0.002		51,772,500	51,773	51,772	-	-	103,545
Stock issued pursuant to consulting agreements – at $0.10		12,500,000	12,500	237,500	-	-	250,000
– at $0.52		2,000,000	2,000	1,038,000	-	-	1,040,000
– at $0.48		3,000,000	3,000	1,437,000	-	-	1,440,000
– at $0.45		100,000	100	44,900	-	-	45,000
– at $0.54		9,890	9	5,331	-	-	5,340
Stock issued to acquire mineral properties – at $0.43		1,000,000	1,000	429,000	-	-	430,000
– at $0.35		222,000	222	77,478	-	-	77,700
Stock issued pursuant to exercise of options – at $0.50		250,000	250	125,094	-	-	125,344
Net loss for the year		-	-	-	-	(3,519,771)	(3,519,771)

…/cont’d

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2005

(Unaudited)

(Stated in US Dollars)

					Deficit
					Accumulated
(Note 4)			Additional		During the
Common Shares			Paid-in	Contributed	Exploration
Number		Par Value	Capital	Surplus	Stage	Total

Balance, April 30, 2004	71,689,495	71,689	3,763,096	-	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements – at $0.36	275,000	275	98,725	-	-	99,000
Stock issued pursuant to debt settlement agreement – at $0.075	48,400	48	3,582	-	-	3,630
Stock-based compensation	-	-	-	80,200	-	80,200
Net loss for the year	-	-	-	-	(364,939)	(364,939)

Balance, April 30, 2005	72,012,895	72,012	3,865,403	80,200	(4,449,245)	(431,630)
Stock issued pursuant to exercise of options – at $0.07	500,000	500	34,500	-	-	35,000
Transfer from contributed surplus relating to stock options exercised	-	-	20,000	(20,000)	-	-
Stock-based compensation	-	-	-	8,961	-	8,961
Net loss for the period	-	-	-	-	(123,516)	(123,516)

Balance, July 31, 2005	72,512,895	$ 72,512	$ 3,919,903	$ 69,161	$ (4,572,761)	$ (511,185)

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

Date:  September 20, 2005

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director