Form 10QSB
period 2005-10-31
GOLDEN PATRIOT CORP
filed 2005-12-20
CIK 1080036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33065

GOLDEN PATRIOT, CORP.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0216152
State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3000 Marcus Avenue, Suite 3W4, New Hyde Park, New York  11042

(Address of principal executive offices)

516-488-5400

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes   (   ) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (    ) Yes (X) No

There were 73,712,895 common shares outstanding of as of December 19, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2005 and April 30, 2005

(Unaudited)

(Stated in US Dollars)

		October 31,	April 30,
ASSETS		2005	2005

Current
Cash		$263	$ 11,461
Amounts receivable - Note 5		-	2,122
Equity securities		-	25,539

		263	39,122
Equipment - Note 5		1,413	1,625

		$ 1,676	$ 40,747

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 9		$ 177,798	$ 127,628
Advances payable		138,343	140,749
Current portion of note payable		-	204,000

		316,141	472,377
Note payable		204,000	-

		520,141	472,377

STOCKHOLDERS' DEFICIENCY

Capital stock - Notes 3, 4 and 6
Common stock, $0.001 par value
150,000,000	authorized
73,012,895	outstanding (April 30, 2005: 72,012,895)	73,012	72,012
Additional paid-in capital		4,078,654	3,945,603
Deficit accumulated during the exploration stage		(4,670,131)	(4,449,245)

		(518,465)	(431,630)

		$ 1,676	$ 40,747

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended October 31, 2005 and 2004,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2005

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended October 31,		Six months ended October 31,		Stage) to October 31,
	2005	2004	2005	2004	2005

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses
Abandonment of capital assets	-	-	-	-	6,773
Administration fees - Note 5	-	-	-	-	14,527
Amortization	102	151	212	302	6,157
Audit and accounting fees	9,046	4,578	13,359	11,862	93,401
Consulting fees - Note 5	8,612	15,250	15,467	90,350	2,894,788
Cost recovery - Note 5	-	-	-	-	(4,000)
Exploration and development costs - Note 5	5,163	2,155	89,221	15,364	808,928
Filing fees	319	543	1,850	2,300	18,988
Investor relations	590	8,351	1,991	115,200	142,923
Interest	2,571	2,543	5,142	5,114	32,651
Legal fees	2,573	1,750	3,183	3,700	69,597
Management fees - Note 5	-	-	-	-	284,830
Office and miscellaneous	1,156	1,082	3,083	11,343	41,046
Promotion	2,492	-	6,172	-	54,610
Rent - Note 5	2,400	-	2,800	-	4,232
Mineral property option payments received	-	-	-	-	(106,940)
Stock-based compensation	55,090	-	64,051	-	144,251
Telephone	-	-	-	-	3,050
Transfer agent fees	337	768	1,121	1,542	19,910
Travel and automobile	6,919	3,033	6,919	3,033	38,763
Write-down and loss on disposal of equity securities	-	-	6,315	-	19,105
Write-off of accounts payable	-	-	-	-	(1,959)
Write-off of oil and gas properties - Note 5	-	-	-	-	84,500

Net loss for the period	$ (97,370)	$ (40,204)	$ (220,886)	$ (260,110)	$ (4,670,131)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	72,931,373	71,964,495	72,526,482	71,964,495

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2005 and 2004,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2005

(Unaudited)

 (Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Six months ended October 31,		Stage) to October 31
	2005	2004	2005

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (220,886)	$ (260,110)	$ (4,670,131)
Add (deduct) items not affecting cash:
Amortization	212	302	6,157
Abandonment of capital assets	-	-	6,773
Mineral property option payments received	-	-	(46,940)
Write-down and loss on disposal of equity securities	6,315	-	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	-	99,000	99,000
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Stock-based compensation	64,051	-	144,251
Change in non-cash working capital items related to operations
Amounts receivable	2,122	2,299	-
Prepaid fees	-	62,500	-
Accounts payable and accrued liabilities	50,170	36,063	283,302
Advances payable	(2,406)	58,644	168,343

Cash used in operating activities	(100,422)	(1,302)	(615,929)

			.../Contd.

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2005 and 2004,

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2005

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Six months ended October 31,		Stage) to October 31
	2005	2004	2005

Cash Flows provided by Financing Activities
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200
Common stock issued - options	70,000	-	195,344
Note payable	-	-	204,000

Cash flow provided by financing activities	70,000	-	687,200

Cash Flows provided by (used in) Investing Activities
Proceeds from sale of equity securities	19,224	-	27,835
Acquisition of capital assets	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash provided by (used in) investing activities	19,224	-	(71,008)

Net increase (decrease) in cash during the period	(11,198)	(1,302)	263

Cash, beginning of the period	11,461	2,163	-

Cash, end of the period	$ 263	$ 861	$ 263

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of the Exploration Stage)

to October 31, 2005

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

.../cont'd

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of the Exploration Stage)

to October 31, 2005

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 4)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2002	768,415	768	287,088	(472,181)	(184,325)
Stock subscriptions - at $2.25	66,690	67	29,933	-	30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements - at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements - at $0.10	12,500,000	12,500	237,500	-	250,000
- at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
- at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
- at $0.45	100,000	100	44,900	-	45,000
- at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire mineral properties - at $0.43	1,000,000	1,000	429,000	-	430,000
- at $0.35	222,000	222	77,478	-	77,700
Stock issued pursuant to exercise of options - at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

.../cont'd

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of the Exploration Stage)

to October 31, 2005

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 4)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2004	71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements - at $0.36	275,000	275	98,725	-	99,000
Stock issued pursuant to debt settlement agreement - at $0.075	48,400	48	3,582	-	3,630
Stock-based compensation	-	-	80,200	-	80,200
Net loss for the year	-	-	-	(364,939)	(364,939)

Balance, April 30, 2005	72,012,895	72,012	3,945,603	(4,449,245)	(431,630)
Stock issued pursuant to exercise of options - at $0.07	1,000,000	1,000	69,000	-	70,000
Stock-based compensation	-	-	64,051	-	64,051
Net loss for the period	-	-	-	(220,886)	(220,886)

Balance, October 31, 2005	73,012,895	$ 73,012	$ 4,078,654	$ (4,670,131)	$ (518,465)

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the Company's April 30, 2005 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company's April 30, 2005 annual financial statements.

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at October 31, 2005, the Company had a working capital deficiency of $519,878 which is not sufficient to meet its planned business objectives or to fund oil and gas property, acquisition, exploration and development expenditures and ongoing operations.  The Company has accumulated losses of $4,670,131 since its commencement and has yet to achieve profitable operations.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Realization values may be substantially different from carrying values as shown in the financial statements should the Company be unable to continue as a going concern.  These factors raise substantial doubt that the Company will be able to continue as a going concern and the outcome of these matters cannot be predicted with any certainty at this time.  These interim consolidated financial statements do not include any adjustments to the amounts or classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Unaudited)

(Stated in US Dollars) - Page 2

Note 3

Mineral Properties

The Dun Glen Prospect

By a lease agreement dated September 25, 2003, the Company acquired the exclusive right to prospect and explore 28 mining claims located in Pershing County, Nevada.  The Company shall pay advanced royalty payments as follows:

2003	$ 10,000	(paid)
2004	$ 15,000	(paid)
2005	$ 25,000
2006	$ 36,000
2007	$ 50,000
2008 - 2013	$ 70,000

During the six month period ended October 31, 2005, the Company decided not to pursue the Dun Glen Prospect and abandoned these claims.

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

During the six month period ended October 31, 2005, the Company decided not to pursue the Sierra claims and abandoned these claims.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Unaudited)

(Stated in US Dollars) - Page 3

Note 3

Mineral Properties - (cont'd)

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

Minterra Option

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. ("Minterra") the option to earn a 50% ownership interest in the Gold View and Dun Glen properties (including the Sierra claims).  As consideration Minterra is required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $58,000 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra is also responsible for all of the advance royalty payments, net smelter return royalties and claim fees on these properties.  During the quarter ended July 31, 2005, Minterra terminated its option in the Dun Glen property and Sierra claims.  Minterra has maintained the Gold View properties.

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Unaudited)

(Stated in US Dollars) - Page 4

Note 3

Mineral Properties - (cont'd)

Lucky Boy Project - (cont'd)

Once the Company spends $500,000 in the cumulative on the Lucky Boy Project, then it has the right but not the obligation to earn up to a 60% interest on the property; for each further $100,000 that the Company spends on the property it will earn the right but not the obligation to earn a further 8% on the property.

The agreement is subject to a 3% uranium oxide royalty.

Rodinia Option

By an option agreement dated March 17, 2005, the Company granted Rodinia Minerals Inc. ("Rodinia") the option to acquire up to a 40% interest in the Lucky Boy Project in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Project in favour of the Company.  The option shall be exercisable from time to time, as to 40% of the interest in respect of which the Company has exercised its right to acquire pursuant to the terms of the above-noted option agreement.

Note 4

Capital Stock - Notes 3 and 6

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

The Company also agreed to issue up to an additional 12,500,000 common shares as additional consideration for services should the Company and the consultants determine such consideration is appropriate.  These shares were issued into escrow at that time.  As at October 31, 2005 and April 30, 2005, 5,000,000 of these common shares have been released from escrow and were recorded at a fair value of $2,480,000.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Unaudited)

(Stated in US Dollars) - Page 5

Note 4

Capital Stock - Notes 3 and 6 - (cont'd)

The number of common shares issued and outstanding at October 31, 2005 does not include the additional 7,500,000 common shares included in escrow.

Share Purchase Options

The Company has three share purchase option plans, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and consultants.  The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

During the periods ended October 31, 2005 and April 30, 2005, the change in share purchase options outstanding is as follows:

	October 31, 2005		April 30, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	3,850,000	$0.08	2,100,000	$0.50

Granted	4,250,000	$0.10	5,950,000	$0.18
Exercised	(1,000,000)	$0.07	-	-
Expired	-	-	(4,200,000)	$0.43

Options outstanding, end of period	7,100,000	$0.09	3,850,000	$0.08

Options exercisable, end of period	6,900,000	$0.10	3,050,000	$0.08

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Unaudited)

(Stated in US Dollars) - Page 6

Note 4

Capital Stock - Notes 3 and 6 - (cont'd)

Share Purchase Options - (cont'd)

At October 31, 2005 and April 30, 2005, the share purchase options were outstanding as follows:

	October 31, 2005			April 30, 2005
	Number	Exercise Price	Expiry	Number	Exercise Price	Expiry

Directors and employees	1,000,000	$0.10	Jun 19/06	-	-	-
	500,000	$0.10	Mar 17/06	500,000	$0.10	Mar 17/06
Consultants	1,100,000	$0.10	Mar 17/06	1,100,000	$0.10	Mar 17/06
	1,250,000	$0.07	Apr 14/06	2,250,000	$0.07	Apr 14/06
	1,250,000	$0.10	Aug 14/06	-	-	-
	2,000,000	$0.10	Jan 9/06	-	-	-

	7,100,000			3,850,000

All share purchase options vest immediately at the date of the grant with the exception of 1,100,000 share purchase options granted to a consultant.  200,000 of these share purchase options vest immediately with the remaining 900,000 share purchase options to vest at 100,000 shares per month until fully vested (200,000 options were not vested at October 31, 2005) (April 30, 2005: 800,000)).

The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

	October 31, 2005	October 31, 2004

Expected dividend yield	0.0%	0.0%
Expected volatility	90 - 149%	55%
Risk-free interest rate	2.94 - 3.07%	3%
Weighted average expected term in years	1 year	.33 years

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Unaudited)

(Stated in US Dollars) - Page 7

Note 4

Capital Stock - Notes 3 and 6 - (cont'd)

Share Purchase Options - (cont'd)

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company's share purchase options.

The compensation charge associated with the consultant's option in the amount of $64,051 is included in the statement of operations for the period ended October 31, 2005 (October 31, 2004: $NIL).

The compensation charge associated with directors' and employees' options in the amount of $27,100 at October 31, 2005 (October 31, 2004: $134,000) is not recognized in the financial statements, but included in the pro forma amounts below.

Had compensation cost associated with directors' and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

	October 31, 2005	October 31, 2004

Net loss	$ (220,886)	$ (260,110)
Pro forma compensation cost	(27,100)	(134,000)

Pro forma net loss	$ (247,986)	$ (394,110)

Pro forma net loss per share	$ (0.00)	$ (0.01)

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2005

(Unaudited)

(Stated in US Dollars) - Page 8

Note 5

Related Party Transactions

The Company was charged the following amounts by companies with former directors or officers in common and a company with an officer in common:

					November 24,
					1998 (Date of
					Inception of
					Exploration
	Three months ended		Six months ended		Stage to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004	2005

Administration fees	$ -	$ -	$ -	$ -	$ 14,527
Equipment	-	-	-	-	3,547
Consulting fees	8,112	9,550	14,725	22,150	153,562
Cost recovery	-	-	-	-	(4,000)
Exploration and development costs	-	-	-	8,412	16,492
Management fees	-	-	-	-	284,830
Rent	2,400	-	2,800	-	4,232
Write-off of oil and gas properties	-	-	-	-	45,000

	$ 10,512	$ 9,550	$ 17,525	$ 30,562	$ 518,190

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

At October 31, 2005, amounts receivable includes $NIL (April 30, 2005:  $2,063) due from a company with an officer in common.

At October 31, 2005,the Company owed $68,150 (April 30, 2005: $50,425) to a former director of the Company, companies with former directors in common and a company with an officer in common.  These amounts were included in accounts payable and are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6

Subsequent Events

a)

By an amended engagement letter dated November 29, 2005, the Company agreed to issue 600,000 common shares for investor relations services.  These shares were issued December 6, 2005.

b)

On December 9, 2005, the Company issued 100,000 restricted common shares pursuant to an investor relation agreement dated September 22, 2005.

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

Plan of Operations

We have not received revenue from operations during the six months ended October 31, 2005.  As of October 31, 2005, we had cash reserves of $263.  We believe that these cash reserves will not satisfy our cash requirements in order to continue as a going concern for twelve months following the filing of this Report.  Minterra Resources Corp., (“Minterra”) our joint venture partner, will be paying for the claim fees and royalty payments on the Gold View Prospect for this year.  We intend to raise additional financing through private loans.  We will use this capital to finance future business activities.  There can be no assurance that we will receive any or adequate loans or that they will be available under favorable terms, if at all.

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

We have been financing our operations primarily from loans and from the sale of marketable securities, common shares of Minterra, which we received as partial consideration for granting them the option to earn a 50% ownership interest in the Dun Glen and Gold View Properties.     The money was used to fund ongoing operating costs and our corporate obligations.

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

We entered into an option agreement with a three year term with Minterra on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  Minterra is a publicly traded exploration company listed on the TSX Venture Exchange and, as such, this agreement was subject to regulatory approval. Minterra received regulatory approval of the option agreement from the TSX Venture Exchange on December 14, 2004.  As consideration, Minterra was required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, issue us 100,000 of its common shares and incur a total of $1,000,000 Canadian Dollars on exploration and development on each property within three years.  Minterra was also required to make any and all payments necessary to maintain the properties in good standing during the term of the option agreement.  As of the date of this Report, Minterra has reimbursed us $60,000 of our out-of-pockets costs, issued us 200,000 of its common shares, made all payments necessary to date to maintain the Gold View property in good standing and spent $146,690 Canadian Dollars on the Gold View property.  On June 23, 2005, Minterra informed us that they were dropping their option on the Dun Glen Prospect due to their limited resources which they prefer not to utilize on mesothermal veins, which is the geological nature of the Dun Glen Prospect.

The Dun Glen Project consisted of 58 mining claims, which included the Sierra claims, which were held directly by us.  In September 2005, we decided to drop the Dun Glen Project in order to utilize our funds on the Lucky Boy uranium project.  We did not pay the BLM claims that were due, therefore we abandoned our right to the claims and lost all rights to the property.  Therefore, we do not have any current or future cash commitments related to the Dun Glen Project.

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

The Debut Prospect consists of 16 unpatented lode mining claims held directly by us.  Over the next twelve months there is $2,144 in Elko County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing. There are no other costs involved in maintaining the Debut Prospect in good standing over the next twelve months.  We currently do not have the funds to make this payment which is due in August 2006, however we anticipate that we will fund these costs through private loans and/or future purchases of common stock by private investors.

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

The Gold View Project consists of 76 unpatented lode mining claims held directly by us. In August 2005, Minterra paid $10,150 in Eureka County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing.  There are no advance royalty payments on the Gold View Prospect.    Pursuant to our agreement with Minterra they are obligated to make all payments to maintain the property in good standing which would include the lease and claims fees. Over the next twelve months Minterra expects the work program on the Gold View to cost $50,000.  As of November 2005, Minterra informed us that they had incurred in exploration and development a total in Canadian Dollars of $146,690 on the Gold View Prospect.  Minterra was obligated, pursuant to our agreement, to spend a total of $125,000 Canadian Dollars on this property by December 14, 2005, which they have spent.  Minterra is also obligated pursuant to our agreement to spend an additional $454,000 Canadian Dollars in the proceeding twelve months, therefore we do not expect to incur any costs on this property over the next twelve months.

The operator on the Gold View Prospect, has now completed detailed geophysical (gravity) and geochemical surveys on the prospect and ten reverse circulation (“RC”) drill holes have been permitted.  According to the operator, a total of 1,915 feet of drilling was completed in four RC holes.  Two vertical and two angel holes were placed to test a 3,500 foot long portion of a prominent northerly trending structure zone intersected by a northeast trending fault (interpreted from geophysical-gravity data) where it is coincident with anomalous soil geochemistry (gold, arsenic, antimony, and mercury).  The drill assays contain anomalous trace element results and associated detectable gold suggesting that the drill holes may be distal, peripheral portion of a prospective gold system.

Drill holes GV-1 and GV-2 tested the southern end of the zone and drilled to 400 feet and 320 feet respectively.   GV-1 cut 360 feet of gravel and went into quartzite, interpreted as the Ordovician Eureka Formation.  GV-2 cut 260 feet of gravel and also went into Ordovician Eureka Quartzite.  GV-2 had anomalous antimony (up to 9ppm) in the quartzite.

Drill hole GV-3 tested the central portion of the structure and cut 460 feet of gravel before being abandoned due to severe caving.

Drill hole GV-4 was drilled to 740 feet and tested the northern portion of the structural zone, north of the cross-cutting northeast fault.  The hole cut 725 feet of gravel and went into limestone, interpreted as Devonian Denay Formation.  Assays of the limestone returned up to 42 ppm antimony.

The drill data are being used to better refine the geophysical results.  Pending the geophysics and an improved geological interpretation of this covered area additional drill targets will be defined.    This course of work is currently being developed and advanced with Minterra, who is also our joint venture partner on this prospect, as well as the operator.  We are exploring for gold on the Gold View property.

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

In August 2005, we paid $1,750 in claims fee to maintain the Lucky Boy Prospect over the next twelve months.  Pursuant to our agreement with Handley Minerals Inc., if we choose to exercise our option we are obligated to make a property payment of $25,000 and spend $200,000 in exploration and development costs over the next twelve months, $59,701 of which we have already paid.

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

Off Balance Sheet Arrangements

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of October 31, 2005.  Based  on  that evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II – OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

The only unregistered sales during the period August 1, 2005 to October 31, 2005, were the following:

-

granting of 1,250,000 stock options to Jason Gigliotti, one of our consultants, under the 2005 Non Qualified Stock Option Plan and the B Non-Qualified Stock Option Plan, for services to be rendered, to purchase shares of our common stock at an exercise price of $0.10 on August 15, 2005, with an expiry date of August 14, 2006; and

-

granting of 2,000,000 stock options to Clive Ashworth, one of our consultants, under the 2005 B Non-Qualified Stock Option Plan, for services to be rendered, to purchase shares of our common stock at an exercise price of $0.10 on October 11, 2005, with an expiry date of January 9, 2006.

Both Mr. Gigliotti and Mr. Ashworth are non-US persons and were issued these options in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the three months ended

October 31, 2005.

Item 5

OTHER INFORMATION.

On August 15, 2005, we issued 500,000 common shares at $0.07 per share pursuant to the exercise of share purchase options for a promissory note of $35,000 to Jason Gigliotti, who is one of our consultants.  The promissory note was fully repaid in October 2005.

On November 29, 2005, we amended our investor relations agreement with Lyons Capital, LLC.  The services Lyons Capital, LLC will be providing to us are of a promotional and investor relations nature and in consideration for these services we agreed to issue six hundred thousand (600,000) shares of our restricted common stock.  These shares were issued on December 6, 2005.  The Amended Investor Relations Agreement is included in this Report as Exhibit 10.1.

On September 22, 2005, we entered into a separate investor relations agreement with Jason Gigliotti, one of our existing consultants, for a twelve month term in consideration of one hundred thousand (100,000) shares of our restricted common stock. These shares were issued on December 9, 2005.  The services Mr. Gigliotti provides to us in this capacity are of a promotional and investor relations nature. Mr. Gigliotti also provides us services relating to investing in oil and gas properties and communicating with our various operators.  A copy of this investor relations agreement is attached as Exhibit 10.2.

Item 6

EXHIBITS

Exhibit 10.1

Amended Engagement Letter with Lyons Capital, LLC dated November 29 2005

Exhibit 10.2

Investor Relations Agreement with Jason Gigliotti dated September 22, 2005

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

Date:  December 19, 2005

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director