Form 10QSB
period 2006-03-22
GOLDEN PATRIOT CORP
filed 2006-03-22
CIK 1080036

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

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

There were 74,162,895 common shares outstanding of as of March 21, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

January 31, 2006 and April 30, 2005

(Unaudited)

(Stated in US Dollars)

		January 31,	April 30,
ASSETS		2006	2005

Current
Cash		$ 2,579	$ 11,461
Amounts receivable - Note 6		-	2,122
Notes receivable - Notes 3 and 8		20,000	-
Equity securities		-	25,539
Prepaid expenses		5,770	-

		28,349	39,122
Equipment - Note 6		1,295	1,625

		$ 29,644	$ 40,747

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 6		$ 204,754	$ 127,628
Advances payable		141,043	140,749
Current portion of note payable		-	204,000

		345,797	472,377
Note payable		204,000	-

		549,797	472,377

STOCKHOLDERS' DEFICIENCY

Capital stock - Notes 4 and 5
Common stock, $0.001 par value
150,000,000	Authorized
74,162,895	outstanding (April 30, 2005: 72,012,895)	74,162	72,012
Additional paid-in capital		4,177,404	3,945,603
Deficit accumulated during the exploration stage		(4,771,719)	(4,449,245)

		(520,153)	(431,630)

		$ 29,644	$ 40,747

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended January 31, 2006 and 2005 and for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2006

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					Exploration
	Three months ended		Nine months ended		Stage) to
	January 31,		January 31,		January 31,
	2006	2005	2006	2005	2006

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses
Abandonment of equipment	-	-	-	-	6,773
Administration fees - Note 6	-	-	-	-	14,527
Amortization	118	151	330	453	6,275
Audit and accounting fees	5,209	5,418	18,568	17,280	98,610
Consulting fees - Note 6	4,625	3,600	20,092	93,950	2,899,413
Cost recovery - Note 6	-	-	-	-	(4,000)
Exploration and development
costs - Note 6	26,517	-	115,738	15,364	835,445
Filing fees	-	305	1,850	2,605	18,988
Investor relations	50,630	1,057	52,621	116,257	193,553
Interest	3,085	2,571	8,227	7,685	35,736
Legal fees	925	120	4,108	3,820	70,522
Management fees - Note 6	-	-	-	-	284,830
Office and miscellaneous	570	21	3,653	11,364	41,616
Promotion	-	-	6,172	-	54,610
Rent - Note 6	2,400	-	5,200	-	6,632
Mineral property option payments
received	-	(119,000)	-	(119,000)	(106,940)
Stock-based compensation	6,000	-	70,051	-	150,251
Telephone	-	-	-	-	3,050
Transfer agent fees	1,509	884	2,630	2,426	21,419
Travel and automobile	-	332	6,919	3,365	38,763
Write-down and loss on disposal
of equity securities	-	1,000	6,315	1,000	19,105
Write-off of accounts payable	-	-	-	-	(1,959)
Write-off of oil and gas
properties - Note 6	-	-	-	-	84,500

Net income (loss) for the period	$ (101,588)	$ 103,541	$ (322,474)	$ (156,569)	$ (4,771,719)

Basic income (loss) per share	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding	73,593,330	71,964,495	72,896,228	71,952,538

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2006 and 2005 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2006

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
	Nine months ended		Stage) to
	January 31,		January 31
	2006	2005	2006

Cash Flows provided by (used in) Operating
Activities
Net loss for the period	$ (322,474)	$ (156,569)	$ (4,771,719)
Add (deduct) items not affecting cash:
Amortization	330	453	6,275
Abandonment of equipment	-	-	6,773
Mineral property option payments received	-	(59,000)	(46,940)
Write-down and loss on disposal of equity
securities	6,315	1,000	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor
relations	50,630	99,000	149,630
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and
development costs	-	-	513,040
Stock-based compensation	70,051	-	150,251
Change in non-cash working capital items related
to operations
Amounts receivable	2,122	2,299	-
Prepaid expenses	-	62,500	-
Accounts payable and accrued liabilities	77,126	19,297	310,258
Advances payable	294	58,644	171,043

Cash provided by (used in) operating activities	(115,606)	27,624	(631,113)

.../cont'd

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2006 and 2005 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2006

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
	Nine months ended		Stage) to
	January 31,		January 31
	2006	2005	2006

Cash Flows provided by Financing Activities
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200
Common stock issued - options	107,500	-	232,844
Note payable	-	-	204,000

Cash flow provided by financing activities	107,500	-	724,700

Cash Flows provided by (used in) Investing
Activities
Notes receivable	(20,000)	-	(20,000)
Proceeds from sale of equity securities	19,224	-	27,835
Acquisition of capital assets	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash used in investing activities	(776)	-	(91,008)

Net increase (decrease) in cash during the period	(8,882)	27,624	2,579

Cash, beginning of the period	11,461	2,163	-

Cash, end of the period	$ 2,579	$ 29,787	$ 2,579
Non-cash Transactions - Note 7

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of the Exploration Stage)

to January 31, 2006

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

to January 31, 2006

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 4)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)
Stock issued pursuant to debt
settlement agreements - at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting
agreements - at $0.10	12,500,000	12,500	237,500	-	250,000
- at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
- at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
- at $0.45	100,000	100	44,900	-	45,000
- at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire mineral
properties - at $0.43	1,000,000	1,000	429,000	-	430,000
- at $0.35	222,000	222	77,478	-	77,700
Stock issued pursuant to exercise
of options - at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004	71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor
relations agreements - at $0.36	275,000	275	98,725	-	99,000
Stock issued pursuant to debt
settlement agreement - at $0.075	48,400	48	3,582	-	3,630
Stock-based compensation	-	-	80,200	-	80,200
Net loss for the year	-	-	-	(364,939)	(364,939)

Balance, April 30, 2005	72,012,895	72,012	3,945,603	(4,449,245)	(431,630)
Stock issued pursuant to exercise
of options - at $0.07	1,250,000	1,250	86,250	-	87,500
- at $0.10	200,000	200	19,800	-	20,000
Stock issued pursuant to investor
relations agreements - at $0.079	600,000	600	46,800	-	47,400
- at $0.09	100,000	100	8,900	-	9,000
Stock-based compensation	-	-	70,051	-	70,051
Net loss for the period	-	-	-	(322,474)	(322,474)

Balance, January 31, 2006	74,162,895	$ 74,162	$ 4,177,404	$(4,771,719)	$ (520,153)

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

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

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $4,771,719 since its inception, has a working capital deficiency of $317,448 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Notes Receivable - Note 7

The notes receivable are unsecured, bear interest at 2% per annum and are due on demand.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2006

(Unaudited)

(Stated in US Dollars) - Page 2

Note 4

Mineral Properties

The Dun Glen Prospect

By a lease agreement dated September 25, 2003, the Company acquired the exclusive right to prospect and explore 28 mining claims located in Pershing County, Nevada.  The Company shall pay advanced royalty payments as follows:

2003	$ 10,000	(paid)
2004	$ 15,000	(paid)
2005	$ 25,000
2006	$ 36,000
2007	$ 50,000
2008 - 2013	$ 70,000

During the nine months period ended January 31, 2006, the Company decided not to pursue the Dun Glen Prospect and abandoned these claims.

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

During the nine months period ended January 31, 2006, the Company decided not to pursue the Sierra claims and abandoned these claims.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2006

(Unaudited)

(Stated in US Dollars) - Page 3

Note 4

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

Minterra Option

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. ("Minterra") the option to earn a 50% ownership interest in the Gold View and Dun Glen properties (including the Sierra claims).  As consideration Minterra was required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $58,000 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra was also responsible for all of the advance royalty payments, net smelter return royalties and claim fees on these properties.  During the nine months ended January 31, 2006, Minterra terminated its option in the Dun Glen property and Sierra claims.  Minterra has maintained the Gold View properties.

Lucky Boy Project

By an option agreement dated March 17, 2005 and amended March 17, 2006, the Company was granted the option to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease (the Lucky Boy Uranium Project) located in Gila County, Arizona in consideration for property payments of $75,000 and incurring exploration and development costs totalling $925,000 as follows:

Exploration
and
Property	Development
Payments	Costs	Due Date

$ 25,000	$ -	On execution (paid)
25,000	-	April 17, 2006 (subsequently paid $10,000)
25,000	500,000	March 17, 2007
-	425,000	March 17, 2008

$ 75,000	$ 925,000

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2006

(Unaudited)

(Stated in US Dollars) - Page 4

Note 4

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

Note 5

Capital Stock - Note 4

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

The Company also agreed to issue up to an additional 12,500,000 common shares as additional consideration for services should the Company and the consultants determine such consideration is appropriate.  These shares were issued into escrow at that time.  As at January 31, 2006 and April 30, 2005, 5,000,000 of these common shares have been released from escrow and were recorded at a fair value of $2,480,000.  The balance of the escrow shares have been cancelled.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2006

(Unaudited)

(Stated in US Dollars) - Page 5

Note 5

Capital Stock - Note 4 - (cont'd)

Share Purchase Options

The Company has a share purchase option plans, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and consultants.  The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

During the periods ended January 31, 2006 and April 30, 2005, the change in share purchase options outstanding is as follows:

	January 31, 2006		April 30, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	3,850,000	$0.08	2,100,000	$0.50
Granted	4,250,000	$0.10	5,950,000	$0.18
Exercised	(1,450,000)	$0.07	-	-
Expired	(1,800,000)	$0.10	(4,200,000)	$0.43

Options outstanding, end of period	4,850,000	$0.09	3,850,000	$0.08

Options exercisable, end of period	4,850,000	$0.09	3,050,000	$0.08

At January 31, 2006 and April 30, 2005, the share purchase options were outstanding as follows:

	January 31, 2006			April 30, 2005
		Exercise			Exercise
	Number	Price	Expiry	Number	Price	Expiry

Directors and employees	1,000,000	$0.10	Jun 19/06	-	-	-
	500,000	$0.10	Mar 17/06	500,000	$0.10	Mar 17/06
Consultants	1,100,000	$0.10	Mar 17/09	1,100,000	$0.10	Mar 17/06
	1,000,000	$0.07	Apr 14/06	2,250,000	$0.07	Apr 14/06
	1,250,000	$0.10	Aug 14/06	-	-	-

	4,850,000			3,850,000		-

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2006

(Unaudited)

(Stated in US Dollars) - Page 6

Note 5

Capital Stock - Note 4 - (cont'd)

Share Purchase Options - (cont'd)

All share purchase options vest immediately at the date of the grant with the exception of 1,100,000 share purchase options granted to a consultant.  200,000 of these share purchase options vest immediately with the remaining 900,000 share purchase options to vest at 100,000 shares per month until fully vested (April 30, 2005: 800,000 unvested).

The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

	January 31,	January 31,
	2006	2005

Expected dividend yield	0.0%	0.0%
Expected volatility	90-149%	55%
Risk-free interest rate	2.94-3.07%	3%
Weighted average expected term in years	1 year	.33 years

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company's share purchase options.

The compensation charge associated with the consultant's option in the amount of $70,051 is included in the statement of operations for the period ended January 31, 2006 (January 31, 2005: $NIL).

The compensation charge associated with directors' and employees' options in the amount of $27,100 at January 31, 2006 (January 31, 2005: $134,000) is not recognized in the financial statements, but included in the pro forma amounts below.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2006

(Unaudited)

(Stated in US Dollars) - Page 7

Note 5

Capital Stock - Note 4 - (cont'd)

Share Purchase Options - (cont'd)

Had compensation cost associated with directors' and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

	January 31,	January 31,
	2006	2005

Net loss	$ (322,474)	$ (156,569)
Pro forma compensation cost	(27,100)	(134,000)

Pro forma net loss	$ (349,574)	$ (290,569)

Pro forma net loss per share	$ (0.00)	$ (0.00)

Note 6

Related Party Transactions - Note 4

The Company was charged the following amounts by companies with former directors or officers in common and a company with an officer in common:

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended		Nine months ended		Stage) to
	January 31,		January 31,		January 31,
	2006	2005	2006	2005	2006

Administration fees	$ -	$ -	$ -	$ -	$ 14,527
Equipment	-	-	-	-	3,547
Consulting fees	4,625	3,600	19,350	25,750	158,187
Cost recovery	-	-	-	-	(4,000)
Exploration and development costs	-	-	-	8,412	16,492
Management fees	-	-	-	-	284,830
Rent	2,400	-	5,200	-	6,632
Write-off of oil and gas properties	-	-	-	-	45,000

	$ 7,025	$ 3,600	$ 24,550	$ 34,162	$ 525,215

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2006

(Unaudited)

(Stated in US Dollars) - Page 8

Note 6

Related Party Transactions - Note 4 - (cont'd)

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

At January 31, 2006, amounts receivable includes $NIL (April 30, 2005:  $2,063) due from a company with an officer in common.

At January 31, 2006, the Company owed $74,975 (April 30, 2005: $50,425) to a director of the Company and a company with an officer in common.  These amounts were included in accounts payable.

Note 7

Non-cash Transactions

Investment and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  The following transactions were excluded from the statements of cash flows:

During the nine months ended January 31, 2006, the Company issued 700,000 (2005: 275,000) common shares having a value of $56,400 (2005: $99,000), to consultants pursuant to investor relations agreements.

During the period from November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2006, the Company issued 51,820,900 post forward split common shares pursuant to agreements to settle debts totalling $107,175.  In addition, the Company issued a total of 17,609,890 post forward split common shares, at a value of $2,780,340, to consultants for consulting services, 1,222,000 shares at a value of $507,700 to acquire mineral properties and 975,000 shares for investor relation services at a value of $155,400.

Note 8

Subsequent Event - Note 4

Subsequent to January 31, 2006, the notes receivable were repaid.

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

Plan of Operations

We have not received revenue from operations during the nine months ended January 31, 2006.  As of January 31, 2006, we had cash reserves of $2,579.  We believe that these cash reserves will not satisfy our cash requirements in order to continue as a going concern for twelve months following the filing of this Report.  We intend to raise additional financing through private loans.  We plan to use this capital to finance future business activities and to pay the liabilities that we have incurred.  There can be no assurance that we will receive any or adequate loans or that they will be available under favorable terms, if at all.

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

We have been financing our operations primarily from loans and from the sale of marketable securities, common shares of Minterra Resource Corp. (“Minterra”), which we received as partial consideration for granting them the option to earn a 50% ownership interest in the Dun Glen and Gold View Properties.     The money was used to fund ongoing operating costs and our corporate obligations.

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

We entered into an option agreement with a three year term with Minterra on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  Minterra is a publicly traded exploration company listed on the TSX Venture Exchange and, as such, this agreement was subject to regulatory approval. Minterra received regulatory approval of the option agreement from the TSX Venture Exchange on December 14, 2004.  As consideration, Minterra was required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, issue us 100,000 of its common shares and incur a total of $1,000,000 Canadian Dollars on exploration and development on each property within three years.  Minterra was also required to make any and all payments necessary to maintain the properties in good standing during the term of the option agreement.  As of the date of this Report, Minterra had reimbursed us $60,000 of our out-of-pockets costs, issued us 200,000 of its common shares, made all payments necessary to date to maintain the Gold View property in good standing and spent $146,690 Canadian Dollars on the Gold View Prospect.  On June 23, 2005, Minterra informed us that they were dropping their option on the Dun Glen Prospect due to their limited resources which they prefer not to utilize on mesothermal veins, which is the geological nature of the Dun Glen Prospect.  On February 25, 2006, Minterra dropped their option on the Gold View Prospect as they felt that the prospect did not meet their current exploration requirements. Therefore, we now have a 100% interest in this prospect.

The Dun Glen Project consisted of 58 mining claims, which included the Sierra claims, which were held directly by us.  In September 2005, we decided to drop the Dun Glen Project in order to utilize our funds on our other projects.  We did not pay the BLM claims that were due, therefore we abandoned our right to the claims and lost all rights to the property.  Therefore, we do not have any current or future cash commitments related to the Dun Glen Project.

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

The Debut Prospect consists of 16 unpatented lode mining claims held directly by us.  Over the next twelve months there are $2,144 in Elko County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing. There are no other costs involved in maintaining the Debut Prospect in good standing over the next twelve months.  We currently do have sufficient funds in the bank to make this payment which is due in August 2006.

We intend to explore and develop the Debut Prospect, however our ability to do so is contingent on finding a joint venture partner who would aid us in meeting future cash calls.  We are currently in negotiations to enter into a joint venture agreement on the Debut Prospect with an arms-length private company.   There is no assurance that a joint venture agreement will be executed or will proceed.   Our geologist is expecting this work program to cost up to $366,000 over the first twelve months once exploration commences.

We also entered into an acquisition agreement with Scoonover whereby we acquired a 100% ownership in the Gold View Project.  This acquisition consists of 76 mineral claims in the Battle Mountain-Eureka Trend, adjacent to Placer Dome Inc.’s recent Cortez Hills discovery.  This discovery currently hosts 5.5 million ounces of gold.  The Gold View claims are on trend, lying eight miles southeast of the recent Mill Canyon discovery by Victoria Resources Corporation, which has identified four high-grade Carlin-type gold zones.

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

The Gold View Project consists of 76 unpatented lode mining claims held directly by us. In August 2005, Minterra paid $10,150 in Eureka County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management, therefore the property is in good standing.  The next payment of filing fees and claim maintenance fees of $10,150 is due in August 2006.  We currently do not have sufficient funds to pay these fees.  There are no advance royalty payments on the Gold View Prospect.    Minterra dropped their interest in the Gold View Project on February 25, 2006, therefore we now have a 100% ownership in the project. Minterra is no longer the operator on this project and exploration on the Gold View Project has currently ceased.  We were exploring for gold on the Gold View Property.  Pursuant to further evaluation and identification of drill targets a decision will be made whether or not to go forward with this prospect.

The former operator on the Gold View Prospect, completed detailed geophysical (gravity) and geochemical surveys on the prospect and ten reverse circulation (“RC”) drill holes were permitted.  According to the former operator, a total of 1,915 feet of drilling was completed in four RC holes.  Two vertical and two angel holes were placed to test a 3,500 foot long portion of a prominent northerly trending structure zone intersected by a northeast trending fault (interpreted from geophysical-gravity data) where it was coincident with anomalous soil geochemistry (gold, arsenic, antimony, and mercury).  The drill assays contain anomalous trace element results and associated detectable gold suggesting that the drill holes may be distal, peripheral portion of a prospective gold system.

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

The former operator completed a review of the drill results in the context of previous geological, geophysical and geochemical surveys and decided to withdraw from the Gold View Project as it did not meet their current exploration requirements.  The former operator will complete required surface reclamation of the property when weather permits.

We also acquired a 2% NSR from Scoonover retained on 20 mineral claims covering the SMH gold property and a 2% NSR retained on eight claims covering the Roxy Silver property.  These properties are wholly owned by McNab Creek Gold Company.

We have an option to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease, the Lucky Boy Prospect, located in Gila County, Arizona.  This option was acquired from Handley Minerals Inc. The recommended work program on the Lucky Boy Prospect consists of two phases. The first phase consisted of geological mapping and sampling, a MMI geochemical survey, grid-establishment (line-cutting) and radiometric surveys consisting of a 6 man crew and the project geologist. The first phase is almost complete whereby the grid, line-cutting, MMI soil sampling, and some radiometric surveys have been completed. The samples were shipped to SGS Laboratories of Canada, who processed the results. The preliminary results on rock samples returned very encouraging uranium grades and the operator recently received the MMI results.  Mark Fedikow has been retained by the operator, Ashworth Exploration Ltd. (“Ashworth”), to interpret the results and to write a report and recommend in conjunction with Joe Montgomery, the continuation of Phase One  and into the drilling program and other exploratory recommendations. Establishing economic grade and tonnage of uranium is the objective of our exploration programs.

A multi-hole drill program to test the extensions of the ore is now being planned and permitting applications have been submitted and approved.  The property within this first phase was visited on two occasions by Dr. Joe Montgomery, the Qualified Person overseeing the project, accompanied by Nick Barr, Project Geologist for Ashworth, to initiate the Phase

 One aspects of the exploration and later to oversee the work to date. The cost to complete the first phase of this program is a further $10,000. We currently do not have sufficient funds to pay these fees.

Fred Brost of Mining and Environmental Consultants Inc. will be overseeing the archeological and environmental work performed by SWCA Environmental Consultants Inc. and also all permitting applications pertinent to the Plan of Operations.

Phase two is drilling for an approximate cost of $100,000.  As of the date of this Quarterly Report, we do not have sufficient funds to pay for the exploration program on the Lucky Boy Prospect.  Our management is working on raising funds for this prospect but there is no assurance we will be able to do so under favorable terms, if at all.   If we are not able to raise the required funds we will not be able to proceed with this prospect.

In August 2005, we paid $1,750 in claims fee to maintain the Lucky Boy Prospect over the next twelve months.  Pursuant to our original agreement with Handley Minerals Inc., if we choose to exercise our option we were obligated to pay the following:

(a) make a property payment of $25,000 upon execution, which we paid;

(b) make a property payment of $25,000 on March 17, 2006, of which we paid $10,000 in advance but as of the date of this Quarterly Report we had not paid the balance; and

(c)  spend $200,000 in exploration and development costs by March 17, 2006, as of the date of this Quarterly Report we had not spent the full $200,000.

On March 17, 2006, Handley Minerals Inc. provided us with an amendment to the agreement whereby an extension was made to make the rest of the property payment and to pay approximately $47,300 in exploration and development costs by April 17, 2006, as well as to make up the remaining amount of the exploration and development short fall from the first year in the second year expenditure obligations. We currently do not have sufficient funds pay these fees.  A copy of the extension letter is included in this Quarterly Report as Exhibit 10.1.

As of January 31, 2006, we had $204,754 in accounts payable and accrued liabilities, which consisted of accumulated accounts payable that we have been unable to pay and interest on a promissory note that we have not yet repaid.  Also, as of January 31, 2006, we had advances payable of $141, 043 which consisted of loans to us by third parties that we have been unable to pay.  As of the date of this Quarterly Report, we do not have sufficient funds to pay these expenses.   Our management is anticipating funding these costs through private loans and/or future purchases of common stock by private investors.  There can be no assurance that we will receive any or adequate loans or equity financings or that they will be available under favorable terms, if at all.

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

Off Balance Sheet Arrangements

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of January 31, 2006.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II – OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

There only unregistered sales during the period November 1, 2005 to January 31, 2006 were the following:

On November 29, 2005, we amended our investor relations agreement with Lyons Capital, LLC.  The services Lyons Capital, LLC will be providing to us are of a promotional and investor relations nature and in consideration for these services we agreed to issue six hundred thousand (600,000) shares of our restricted common stock.  These shares were issued on December 6, 2005.  The Amended Investor Relations Agreement was previously filed with the Securities and Exchange Commission as an exhibit to our Quarterly Report on Form 10-QSB on December 20, 2005. The Investor Relations Agreement was amended to increase the stock consideration paid and to decrease the cash consideration to be paid.

On September 22, 2005, we entered into a separate investor relations agreement with Jason Gigliotti, one of our existing consultants, for a twelve month term in consideration of one hundred thousand (100,000) shares of our restricted common stock. These shares were issued on December 9, 2005.  The services Mr. Gigliotti provides to us in this capacity are of a promotional and investor relations nature. Mr. Gigliotti also provides us services relating to investing in mineral properties and communicating with the operators on our properties.  A copy of this Investor Relations Agreement was previously filed with the Securities and Exchange Commission as an exhibit to our Quarterly Report on Form 10-QSB on December 20, 2005.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the three months ended

January 31, 2006.

Item 5

OTHER INFORMATION.

In January 2006, we issued 200,000 common shares at $0.10 per share pursuant to the exercise of share purchase options for two promissory notes of $10,000 each to Clive Ashworth, who is one of our consultants.  Both promissory notes were fully repaid subsequent to the end of the third quarter.  These shares were registered with the Securities & Exchange Commission pursuant to a Form S-8 Registration Statement under the Securities Act of 1933 filed on November 4, 2005.

On January 23, 2006, we issued 250,000 common shares at $0.07 per share pursuant to the exercise of share purchase options for a promissory note of $17,500 to Jason Gigliotti, who is one of our consultants.  The promissory note was repaid in full on January 27, 2006 These shares were registered with the Securities & Exchange Commission pursuant to a Form S-8 Registration Statement under the Securities Act of 1933 filed on April 6, 2005.

Mr. Gigliotti performs services of a promotional and investor relations nature for us from time to time pursuant to a written Investor Relations Agreement.  Mr. Gigliotti also provides us services relating to land acquisition and project development, as well communicating with the operators on our properties.  All of the Options issued to Mr. Gigliotti on January 23, 2006, pursuant to a Non-Qualified Stock Option Agreements and described herein were issued as consideration for services relating to land acquisition and project development, as well communicating with our various operators and not for promotional and investor relations services.

Item 6

EXHIBITS

Exhibit 10.1

Extension Letter on Lucky Boy Project with Handley Minerals Inc. dated March 17, 2006

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

Date:  March 21, 2006

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director