Form 10KSB
period 2006-04-30
GOLDEN PATRIOT CORP
filed 2006-08-11
CIK 1080036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number _0-33065________________________

Golden Patriot, Corp. Name of Small Business Issuer

Nevada (State or other jurisdiction of incorporation or organization)	98-0216152 (I.R.S. Employer Identification No.)

Suite 210, 1979 Marcus Avenue Lake Success, New York (Address of principal executive offices)	11042 (Zip Code)

Issuer's telephone number: (516) 622-2365

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $0.001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The issuer had no revenues for the year ended April 30, 2006.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 27, 2006, based on the closing trading price of the day of $0.18 for the issuer’s Common Shares, $0.001 par value (the “Common Shares”) was $8,651,321.

The number of shares outstanding of the issuer's common equity, as of July 27, 2006, was 74,162,895.

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

Development stage

After the feasibility stage a company could decide to bring the property into production. The process of bringing a mine from the feasibility stage to the production stage is the development stage. It is during this stage that costs are capitalized for US financial reporting purposes. Construction activities carried out during the development stage may include shaft sinking, crosscutting, drifting and raising, stripping, processing plant construction, leach pad construction, tailings impoundment and infrastructure construction (roads, power, water, ports, etc.)

Feasibiltiy studies

Studies gathering together the information that is required for a decision whether and how to proceed further. A study of this kind may vary from a preliminary estimate of mill cost to a very complete survey that may include a market analysis, mining plan with ore grades and mining cost, metallurgical testing, process development, plans for the mill, cash flow analysis, etc.

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

We have a wholly owned Nevada subsidiary, Golden Patriot Nevada, Corp., (formerly Vocalwave Software Inc,).  Our subsidiary was incorporated on August 5, 2003, and we acquired the company on August 5, 2003.  Our subsidiary has been inactive thus far.

Our Prior Business

Oil and Gas Business

We were originally incorporated to explore and develop or participate in the exploration and development of oil and gas properties in California.  By agreement between Brothers Oil & Gas Inc. (“Brothers”) and us, we had an option (the "Option") to acquire Brothers' 13% (approximate) interest in a property known as the Pioneer Canal Prospect.  At the time we entered into this transaction, it was a related party transaction, in that Allen Sewell was our director as well as being a director and shareholder of Brothers.  The property comprised of approximately 240 acres in Kern County, California.  The total acreage was divided into 160 acres for the 61-9 Well and 80 acres for the 18 R Well.   We paid $45,000 to Brothers for the acquisition cost of the option to acquire Brothers' interest in the property.

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

The Dun Glen Prospect

By a mining lease agreement dated September 25, 2003, we acquired from Scoonover Exploration LLC (“Scoonover”) the exclusive right to prospect and explore 28 lode mining claims located in Pershing County, Nevada for $10,000.   The definitive agreement gave us lease rights to a 100% interest in the property contingent upon certain annual payments being made to Scoonover.  We entered into an option agreement with a three year term with Minterra on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Dun Glen Prospect. Minterra dropped their interest in the Dun Glen Prospect on June 23, 2005.  In September 2005, we decided to drop the Dun Glen claims and did not make our Bureau of Land Managment payments and as such we abandoned our rights to the property.

Sierra Claims

On January 27, 2004, we entered into a contract with ZyMin Corporation (“ZyMin”) to purchase a 100% interest in 30 mineral claims (the “Sierra Claims”) located in Pershing County, Nevada.  As consideration for the sales and conveyance, we issued 222,000 of our common shares to ZyMin.  The Sierra Claims formed a buffer around existing properties that comprised the Dun Glen Project.

On June 23, 2005, Minterra Resource Corp., our joint venture partner, informed us that they were dropping their option on the Dun Glen Prospect due to their limited resources which they prefered not to utilize on mesothermal veins, which is the geological nature of the Dun Glen Prospect.  Before Minterra dropped their option on the Dun Glen, they did perform geologic interpretation and evaluation on the prospect.

The Dun Glen Project consisted of 58 mining claims, which included the Sierra claims, which were held directly by us.  In September 2005, we decided to drop the Dun Glen Project in order to utilize our funds on our other projects.  We did not pay the Bureau of Land Managment claims that were due, therefore we abandoned our right to the claims and lost all rights to the property.  Therefore, we do not have any current or future cash commitments related to the Dun Glen Project.

Prior Joint Ventures

By a letter of intent dated March 15, 2004, we granted Megastar Development Corp. (“MDV”), a Canadian public company, the option to earn a 50% ownership interest in the Debut Property.  As consideration MDV was to pay us a total of $201,600, issue us a total of 500,000 of its common shares and incur exploration cost on the property totaling $1,000,000.  On May 10, 2004, we and MDV mutually terminated the letter of intent.

We entered into an option agreement with Minterra on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View and Dun Glen Prospects.  As consideration, Minterra was required, per property, to reimburse us our out-of-pocket costs up to a maximum of $30,000, to issue us 100,000 of its common shares, and incur a total of $1,000,000 Canadian Dollars on exploration and development on each property within three years.  On June 23, 2005, Minterra informed us that they were dropping their option on the Dun Glen Prospect due to their limited resources which they prefer not to utilize on mesothermal veins, which is the geological nature of the Dun Glen Prospect.  Before Minterra dropped their option on the Dun Glen, they did perform geologic interpretation and evaluation on the prospect.

On February 25, 2006, Minterra dropped their option on the Gold View Prospect as they felt that the prospect did not meet their current exploration requirements. Therefore, we now have a 100% interest in this prospect.  Minterra completed a review of the drill results in the context of previous geological, geophysical and geochemical surveys and decided to withdraw from the Gold View Project as it did not meet their current exploration requirements.  Minterra has informed us that it will complete required surface reclamation of the property when weather permits.

Minterra is no longer the operator on this project and exploration on the Gold View Project has currently ceased.  We were exploring for gold on the Gold View Property.  Pursuant to further evaluation and identification of drill targets a decision will be made whether or not to go forward with this prospect.

Our Current Business

We are engaged in the acquisition of a uranium property in Arizona and the exploration of that property and we may choose to explore our mineral properties in Nevada.

Lucky Boy Property

By an option agreement dated March 17, 2005, we were granted an option by Handley Minerals Inc. (“Handley”) to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease (the “Lucky Boy Prospect”) located in Gila County, Arizona.   We may earn up to an 100% interest in the project in consideration of incurring $925,000 in exploration and development programs on the Lucky Boy Prospect during a period of three years from the date of the exercise of the option. As of the date of this Annual Report, we have paid approximately $252,800 on exploration and development of this prospect.  We must also pay property costs totaling $75,000 over three years, of which we have made two payments.  The option agreement is subject to a 3% yellow cake royalty.

The terms of the option are as follows: if and when we spend $500,000 in the cumulative on the Lucky Boy Prospect, then we have the right but not the obligation to earn up to a 60% interest on the property; for each further $100,000 that we spend on the property we will earn the right but not the obligation to earn a further 8% on the property.   Only after we spend $500,000 on the prospect and exercise our option, do we have the right to option out any portion of our interest on the property to other parties.

Pursuant to our original agreement with Handley Minerals Inc., if we choose to exercise our option we were obligated to pay the following:

(a) make a property payment of $25,000 upon execution, which we paid;

(b) make a property payment of $25,000 on March 17, 2006, of which we paid $10,000 in advance and $15,000 on April 17, 2006;

(c)  to incur $200,000 in exploration and development costs by March 17, 2006, but only approximately $150,000 was incurred;

(d) make a property payment of $25,000 on March 17, 2007;

(e) to incur $300,000 in exploration and development costs by March 17, 2007; and

(f) to incur $425,000 in exploration and development costs by March 17, 2008.

On March 17, 2006, Handley Minerals Inc. provided us with an amendment to the agreement whereby an extension was made to make the rest of the second property payment and to pay approximately $47,300 in exploration and development costs by April 17, 2006, both of which have been paid as of the date of this Annual Report, as well as to make up the remaining amount of the exploration and development short fall from the first year in the second year expenditure obligations.

In June 2006, an additional 12 lode claims were added to the existing 14 claims and the 80 acres State Lease by the operator, resulting in Handley now having mineral rights to 600 acres.

We have retained Ashworth Explorations Ltd. (“Ashworth”) to run the work program on this property. Ashworth has been in business for over 25 years as a mineral exploration contractor.  Clive Ashworth is the president and director of Handley and of Ashworth, he is also one of our consultants.  Ashworth is mainly exploring for uranium on this property.

The first phase of exploration consisted of geological mapping and sampling, an MMI geochemical survey, grid-establishment (line-cutting) and radiometric surveys consisting of a 6 man crew and the project geologist. The first phase is complete whereby the grid, line-cutting, MMI soil sampling, and some radiometric surveys have been completed. The samples were shipped to SGS Laboratories of Canada, who processed the results. The preliminary results on rock samples returned very encouraging uranium grades and the operator recently received the MMI results.  Mark Fedikow, HB.Sc., Ph.D., P.Eng., P.Geo.,was retained by the operator, Ashworth, to interpret the results, to write a report and to recommend a work and drilling program in conjunction with Joe Montgomery, Ph.D., P.Eng. Establishing economic grade and tonnage of uranium is the objective of our exploration programs.

We are now in receipt of Dr. Fedikow’s report and recommended multi-hole drill program to test the extensions of the ore is now being planned, permitting applications have been submitted and approved.  The property within this first phase was visited on two occasions by Dr. Joe Montgomery, one of the

Qualified Persons overseeing the project, accompanied by Nick Barr, Project Geologist for Ashworth, to initiate the Phase One aspects of the exploration and later to oversee the work to date. The first phase of this program has been completed and fully funded.

Fred Brost, P.E., of Mining and Environmental Consultants Inc. will be working in conjunction with SWCA Environmental Consulting Inc. and will be expediting all permitting applications pertinent to the Plan of Operations and overseeing all reclamation work.  As of the date of this Annual Report, the Plan of Operations had been approved for 25 drill holes.

The planned Phase Two of this program is drilling for an approximate cost of $100,000.

In August 2005, we paid $1,750 in claims fee to maintain the Lucky Boy Prospect for the following twelve months.  In August 2006, we are required to pay $3,250 to the BLM in claims fee to maintain the Lucky Boy Prospect for the next twelve months.

SWCA Environmental Inc., a leading environmental consulting firm has been assigned the archeological and biological surveys to satisfy the permitting requirements prior to surface disturbance. The surveys have been completed and no adverse issues have arisen.  A scintilometer survey has now been completed over the entire grid along with radon gas checks.  An induced polarization survey is scheduled for late August 2006 to complete the geophysical and geometric surveys prior to the drill program.

Drilling contract tenders have been put out for a preliminary 25 hole drill program, which means that the operator has requested drill bids from several companies and will then pick which company to hire. This program is expected to commence sometime in September or October 2006.

Rodinia Agreement on the Lucky Boy Property

By an option agreement dated March 17, 2005, we granted Rodinia Minerals Inc. (“Rodinia”) the option to acquire up to a 40% interest in the Lucky Boy Prospect in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Prospect in favor of us and for $1 upon exercise..

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

Of these, we have retained a 100% ownership in the Gold View Project and a 2% net smelter royalty (NSR) from Scoonover retained on 20 mineral claims covering the SMH gold property.  The SMH gold property is  wholly owned by McNab Creek Gold Company.  They also used to own the Roxy Silver property, however they neglected to pay the BLM claims fees due on September 1, 2005, therefore they lost the claims and we no longer have a 2% NSR on the eight claims covering the Roxy silver property.  We have not received any revenue to date from the SMH gold property NSR.  We have abandoned our rights to the other claims we acquired from Scoonover.

We have not determined our plan with respect to the future exploration and development of the Gold View Prospect.  Since Minterra dropped its option on the property, we have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop that property in the next twelve months.

Debut Property

By quitclaim deed dated December 12, 2003, we acquired a 100% interest from Scoonover in 16 unpatented lode mineral claims located in Pershing County, Nevada for $3,500. This agreement was subject to a production royalty of 2½% of NSR, however we purchased the NSR by way of the Scoonover agreement we entered into March 1, 2004.  We have not initiated any exploration activities on this property as of the date of this Annual Report.  We have not determined our plan with respect to the future exploration and development of the Debut Prospect.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop that property in the next twelve months.

Consulting Agreements

On March 18, 2005, we entered into a consulting agreement with Jason Gigliotti, whereby we engaged him for a twelve month period to provide consulting services to us.  We extended the consulting agreement on March 18, 2006 for an additional twelve month period for additional consideration of $1,000.  Mr. Gigliotti consults with our board of directors regarding development of new and existing mining properties, including land development and acquisition, and he seeks joint venture opportunities for us.  None of the services provided by him under this agreement are of a promotional, investor relations or fiscal agency nature; however, we have a separate investor relations agreement with Mr. Gigliotti for separate consideration that is described below.  In consideration for these services, he was granted the option to acquire at the discretion of the board of directors up to 3,500,000 common shares of our $0.001 par value common stock, as of March 18, 2005 he was granted 1,250,000 stock options at an exercise price of $0.10.  On April 15, 2005, the exercise price of his 1,250,000 stock options was amended to $0.07 per share and were subsequently exercised.  On April 15, 2005, he was granted 1,000,000 additional stock options at an exercise price of $0.07, which expired unexercised.  On August 15, 2005, he was granted an additional 1,250,000 stock options at an exercise price of $0.10.

On March 18, 2005, we entered into a consulting agreement with Clive Ashworth, whereby we engaged him for a twelve month period to provide consulting services to us.  Mr. Ashworth consults with our board of directors regarding land acquisitions and project development related to uranium properties.  None of the services provided by him are of a promotional, investor relations or fiscal agency nature.  In consideration for these services, he was granted the option to acquire 1,100,000 common shares of our $0.001 par value common stock with an exercise price of $0.10 per share.  We extended the consulting agreement on March 17, 2006 for an additional twelve month period for consideration of extending the term of those stock options until March 17, 2009.  As of the date of this Annual Report, all of the stock options had vested.  Mr. Ashworth is the president and director of both Handley and Ashworth, who is the operator on the Lucky Boy Prospect.

On April 24, 2006, we entered into a consulting agreement with Global Capital Group Ltd. (“Global”), whereby we engaged Global to provide us exposure to the German speaking European marketplace. The consulting agreement was for a term of 30 days commencing on May 1, 2006 for consideration of $30,000.  Refer to Exhibit 10.1 of this Annual Report for the Consulting Agreement.

INVESTOR RELATIONS

On September 22, 2005 we entered into an investor relations agreement with Jason Gigliotti for a twelve month period in consideration of 100,000 of our restricted shares.  The services Mr. Gigliotti provides to us under this agreement were of a promotional and investor relations nature.

EXPLORATION AND DEVELOPMENT

Over the last two fiscal years we have spent $226,611 on mining exploration and development.

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

We are required to pay annual maintenance fees on the Gold View Prospect, the Debut Prospect and the Lucky Boy Prospect in order to maintain them in good standing.  To maintain all of these claims in good standing claim maintenance fees totaling $14,750 are due with the U.S. Bureau of Land Management on August 31, 2006, $144 is due to Elko County on November 1, 2006 for the Debut claims, and $650  is due to Eureka County on November 1, 2006 for the Gold View claims.

Ashworth applied to the U.S. Bureau of Land Management in connection with our planned drilling program on the Lucky Boy property. Ashworth submitted a revised Plan of Operations (which is part of the permitting process) to the BLM, which has been approved.  The permitting process has commenced with the objective of obtaining drilling permits for those locations identified for prospective drilling as a result of our initial exploration in Phase 1. The sequence of events on the Lucky Boy Prospect with respect to the BLM should be to finalize our bonds, to drill and explore the property, to perform reclamation work that is approved by the BLM.  If our reclamation work is approved by the BLM, we may be entitled to a refund of some or all bond monies in connection with the prospect.

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

EMPLOYEES

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

Debut Property

We entered into a quitclaim deed with Scoonover whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko, Nevada on the west flank of the West Buttes Range in the Delker Mining District Elko County, Nevada. The property is due north-northeast and on trend from Placer Domes Bald Mountain deposit. The Debut Prospect is an intrusive related sediment-hosted gold-copper system that holds potential for shallow, economic gold mineralization.  We will be exploring for gold on the Debut property if we commence exploration.

The Debut project is located in the Delker Mining District in Elko County, Nevada at approximately 40°22' N, 115°1' W. The property is approximately 96 road miles southwest of the town of Elko.  The Debut project is located in unsurveyed T29N, R62E.

The Debut Prospect consists of  16 unpatented lode mining claims held directly by us with an expiry date of August 31, 2006 (date by which claim maintenance fees due to the U.S. Bureau of Land Management to maintain the claims in good standing).

The cost to maintain the Debut Prospect over the next twelve months is $2,144 in claim maintenance and county fees; we have sufficient capital on hand to make these payments.  We have not determined our plan with respect to the future exploration and development of the Debut Prospect.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop that property in the next twelve months.

Gold View Project

We also entered into an acquisition agreement with Scoonover whereby we acquired a 100% ownership in the Gold View project.  This acquisition consists of seventy-six mineral claims in the Battle Mountain-Eureka Trend.

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

The Gold View Project consists of 76 unpatented lode mining claims held directly by us with an expiry date of August 31, 2006 (date by which claim maintenance fees due to the U.S. Bureau of Land Management to maintain the claims in good standing).

The cost to maintain the Gold View Project over the next 12 months is $10,150, in claim maintenance fees and county fees; we have sufficient capital on hand to make these payments.

We have not determined our plan with respect to the future exploration and development of the Gold View Prospect.  Since Minterra dropped its option on the property, we have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop that property in the next twelve months.

Net Smelter Royalties

We also acquired a 2% NSR from Scoonover on 20 mineral claims covering the SMH gold property and a 2% NSR on eight claims covering the Roxy Silver property.  These properties are wholly owned by McNab Creek Gold Company.

Lucky Boy Prospect

We have an option to acquire a 100% interest in 26 mineral claims and an 80 acre State Lease, the Lucky Boy Prospect, located in Gila County, Arizona.

The Lucky Boy uranium deposit is situated 13 miles SSW of Globe, Arizona on the south flank of the Pinal Mountains, at an elevation of about 4,400 feet.  Access from Globe is by Highway 77, then west several miles on the Dripping Springs Road to a dirt track trending north 4 miles to the east edge of the property.  The current land position consists of 14 lode claims on the BLM land covering the NE ¼ and the N 1/2 of the SE ¼ of Section 31, and 80 acres of State land held by explorations permit, situated in the West ½ of the NW 1/4 of Section 32, T. 2 S., R.15 E., G&SRBM, for a total of 320 acres.  Land ownership in the immediate area is a checker board of State and BLM land with smaller, scattered parcels of private land.

The Lucky Boy Prospect is a past producer and was one of the first producing uranium mines in the state of Arizona.  The Lucky Boy Prospect is located at the site of the old Lucky Boy mine. The Lucky Boy mine, using heap leaching and ion exchange recovery, produced about 5,000,000 pounds of uranium ore in the 1950's.

The cost to maintain the Lucky Boy Prospect over the next twelve months is $3,250 in BLM claims due by August 31, 2006.  A property payment of $15,000 was paid on April 17, 2006 to Handley and we previously paid $10,000 of this second year property payment on March 6, 2006.  Another property payment of $25,000 is due to Handley on March 17, 2007.  Our geologist is expecting the work program to cost up to $300,000 over the next twelve months, of which we have already paid approximately $110,000.

By an option agreement dated March 17, 2005, we granted Rodinia the option to acquire up to a 40% interest in the Lucky Boy Prospect in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Prospect in favor of us.

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

CORPORATE OFFICE

We used to occupy an office in New Hyde Park, New York, USA.   Since July 2006, we occupy an office of approximately 145 square feet at 1979 Marcus Avenue, Suite 210, Lake Success, New York, which we occupy for $1,076 per month, which we have leased until August 1, 2007. Management believes that such offices will be satisfactory during the near term for the conduct of business.

Item 3.

Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.

Submission of Matters to a Vote of Security Holders.

On June 6, 2006 we held a special meeting of our stockholders for the following purposes:

Proposal 1.

To consider and vote upon the proposal to amend our Articles of Incorporation to increase the number of shares of common stock authorized therein from 150,000,000 to 1,000,000,000.

Proposal 2.

To approve our 2004 Non-Qualified Stock Option Plan.

Proposal 3.

To approve our 2005 Non-Qualified Stock Option Plan.

Proposal 4.

To approve our 2005 B Non-Qualified Stock Option Plan.

As of May 5, 2006, the record date for the special meeting, shareholders holding a total of 74,162,895 shares were eligible to vote at the special meeting.  Quorum was present, each of proposals 1-4 were approved, and no other business was brought before the meeting.  The results of the vote were as follows:

Proposal 1:

FOR

AGAINST

ABSTAIN

NOT VOTED

37,578,000

1,102,800

0

0

Proposal 2:

FOR

AGAINST

ABSTAIN

NOT VOTED

37,578,000

1,102,800

0

0

Proposal 3:

FOR

AGAINST

ABSTAIN

NOT VOTED

37,578,000

1,102,800

0

0

Proposal 4:

FOR

AGAINST

ABSTAIN

NOT VOTED

37,578,000

1,102,800

0

0

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Reports to Security Holders.

As of July 27, 2006, our authorized capital stock consisted of 1,000,000,000 shares of Common Stock, par value $0.001 per share, (the “Common Stock”).  As of July 27, 2006, there were issued and outstanding 74,162,895 shares of Common Stock.

We are a reporting company with the SEC. We participate in the Over-the-Counter Bulletin Board Quotation Service maintained by National Association of Securities Dealers, Inc. ("OTCBB"). The OTCBB is an electronic quotation medium for securities traded outside of the Nasdaq Stock Market and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "GPTC.OB". The OTCBB market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The first trade of our Common Stock on the Bulletin Board occurred in May 2002.  The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

Date	High	Low

First Fiscal Quarter 2005	$ 0.47	$ 0.17
Second Fiscal Quarter 2005	$ 0.25	$ 0.13
Third Fiscal Quarter 2005	$ 0.16	$ 0.07
Fourth Fiscal Quarter 2005	$ 0.15	$ 0.06
First Fiscal Quarter 2006	$ 0.17	$ 0.05
Second Fiscal Quarter 2006	$ 0.12	$ 0.07
Third Fiscal Quarter 2006	$ 0.17	$ 0.06
Fourth Fiscal Quarter 2006	$ 0.35	$ 0.08

On April 24, 2006, we became listed on Frankfurt Stock Exchange under the trading symbol “GPU”.

Holders

The approximate number of holders of record as of July 27, 2006 for our common shares was 44.   There are likely additional holders which hold their shares in street form, however we do not know who they are or how many shareholders hold their stock in street form.

Stock Options

The following table sets forth certain information concerning equity compensation under our 2004 Non-Qualified Stock Option Plan, 2005 Non-Qualified Stock Option Plan, and 2005 B Non-Qualified Stock Option Plan as of April 30, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,350,000	$0.10	5,950,000
Total	3,350,000	$0.10	5,950,000

(1)  The 2004 Non-Qualified Stock Option Plan, 2005 Non-Qualified Stock Option Plan, and 2005 B Non-Qualified Stock Option Plan were approved by our stockholders on June 6, 2006.

Description of the 2004 Non-Qualified Stock Option Plan, 2005 Non-Qualified Stock Option Plan, and 2005 B Non-Qualified Stock Option Plan:

There are 3,000,000 options authorized pursuant to the 2004 Non-Qualified Stock Option Plan.  To date, we have granted options to purchase 7,200,000 shares pursuant to this plan.  Of these, 1,500,000 options have been exercised, 4,600,000 options expired unexercised and 1,100,000 options remain outstanding as of April 30, 2006.  This plan was adopted by our board of directors on January 8, 2004.

There are 3,000,000 options authorized pursuant to the 2005 Non-Qualified Stock Option Plan.  To date, we have granted options to purchase 3,000,000 shares pursuant to this plan.  Of these, 1,000,000 options have been exercised, 100,000 options expired unexercised and 1,900,000 options remain outstanding as of April 30, 2006.  This plan was adopted by our board of directors on March 18, 2005.  On April 13, 2006, Jason Gigliotti, one of our consultants, exercised 1,000,000 options under this plan.  As of April 30, 2006, we had not issued Mr. Gigliotti his shares,   Subsequent to April 30, 2006, Mr. Gigliotti and we mutaually agreed to not exercise the option and to refund his funds (which we have not done as of the date of this Annual Report).  Therefore, his 1,000,000 options expired unexercised.

There are 5,000,000 options authorized pursuant to the 2005 B Non-Qualified Stock Option Plan.  To date, we have granted options to purchase 2,350,000 shares pursuant to this plan.  Of these, 200,000 options have been exercised, 1,800,000 options expired unexercised and 350,000 options remain outstanding as of April 30, 2006.  This plan was adopted by our board of directors on August 15, 2005.

Grants pursuant to our stock option plans are referred to collectively herein as “Awards.” Those eligible for Awards pursuant to our stock option plans include any employee, officer, director, or independent contractor of ours or any parent or subsidiary of ours. Retirees from active employment with us are also eligible to receive Awards. Persons who receive Awards are referred to herein as “Participants.”

The principal provisions of the 2004 Non-Qualified Stock Option Plan, 2005 Non-Qualified Stock Option Plan, and 2005 B Non-Qualified Stock Option Plan are similar, other than the number of shares of our common stock available for issuance and the effective dates of each plan.  A summary of the principal provisions of each of our stock option plans is specified below, and it is qualified in its entirety by reference to the complete text of our stock option plans.

Shares of our common stock available for issuance

Our stock option plans permit awards of nonqualified stock options.  The aggregate number of shares of our common stock available for issuance pursuant to our stock option plans is specified above.

The shares of our common stock which may be acquired pursuant to our stock option plans may be either authorized but unissued shares of our common stock, shares of our issued common stock held in our treasury, or both, at the discretion of us. If and to the extent that Awards expire or terminate without having been exercised, new Awards may be granted with respect to shares of our common stock subject to such expired or terminated Awards; provided, however, that the grant and the terms of such new Awards shall in all respects comply with the provisions of our stock option plans.

If there is any change in our common stock of any stock split, stock dividend, spin-off, recapitalization, merger, consolidation, combination, or exchange of shares, distribution to stockholders other than a normal cash dividend or other change in our corporate or capital structure, the maximum number and kind of securities available for issuance pursuant to our stock option plans and that are subject to any outstanding Award and the price of each security may be equitably adjusted by our board of directors, in its discretion.

Administration

Our stock option plans are administered by our board of directors.

Awards

Our board of directors may grant stock options to Participants in the form of nonqualified stock options. The exercise price of any shares of common stock subject to a stock option may be set by our board of directors. At the time of grant, our board of directors, in its sole discretion, will determine when stock options are exercisable and when they expire.

Amendment and Termination of our stock option plans

Our board of directors may, from time to time, amend our stock option plans.  The rights and obligations pursuant to any Award granted before amendment of the applicable stock option plan or any unexercised portion of such Award shall not be adversely affected by amendment of the applicable stock option plan without the consent of the holder of such Award.

Our board of directors may at any time and for any reason suspend or terminate our stock option plans, or any of them. An Award may not be granted while the applicable stock option plan is suspended or after the applicable stock option plan is terminated. Awards granted while the applicable stock option plan is in effect shall not be altered or impaired by suspension or termination of the applicable stock option plan, except upon the consent of the person to whom such Award was granted. The power of our board of directors to construe and administer any Awards granted prior to the termination or suspension of the applicable stock option plan shall continue after such termination or during such suspension.

Dividends

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends. There can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

During the period February 1, 2006 to April 30, 2006, we did not sell any securities that were not registered under the Securities Act other than the following:

On April 13, 2006, we closed an initial $700,000 portion of a $2,000,000 financing pursuant to a securities purchase agreement, dated April 12, 2006, that we entered into with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  We issued to those companies 6% secured convertible notes in the collective principal amount of $700,000.  Also, we issued to those companies warrants to purchase 11,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to adjustment, exercisable until April 12, 2013.

In connection with the offer and sale of those notes and those warrants, we engaged Envision Capital LLC as a finder for the transaction. Envision will receive warrants, once the final cash payment of $700,000 is received, to purchase as many as 1,000,000 shares of our common stock for a period of 5 years at an exercise price of $0.30 per share.

We understand that AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and Envision Capital LLC are “accredited investors” and that the issuance of our securities to AJW Partners, LLC, AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and Envision Capital LLC is exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “Act”). We understand that AJW Offshore, Ltd.  is a “non U.S. person,” and that the issuance of our securities to that Purchaser is exempt from registration pursuant to Regulation S promulgated pursuant to the Act.  No advertising or general solicitation was used in offering the securities to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and Envision Capital LLC.

Stock Repurchases

During the period February 1, 2006 to April 30, 2006, we did not make any repurchases of our common stock.

Transfer Agent

Our transfer agent is Computershare located at 350 Indiana Street, Suite 800, Golden, Colorado, 80401 Tel: (303) 262-0600.

Item 6.

Management's Discussion and Analysis of Financial Condition or Plan of Operation

The following information specifies forward-looking statements of our management. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “could”, “expect”, “estimate”, “anticipate”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. Actual results may differ materially from those contemplated by the forward-looking statements.

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

PLAN OF OPERATIONS

As of April 30, 2006, we had cash reserves of $190,404.  As of July 28, 2006, we had cash reserves of approximately $91,000.  Additionally, we anticipate receiving additional funds of $700,000 from AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC when our registration statement on Form SB-2 filed with the SEC is declared effective.  If we receive such financing as anticipated, we believe that these cash reserves will satisfy our cash requirements in order to continue as a going concern for at least twelve months following the date of this Annual Report.

We have not received revenue from operations during the year ended April 31, 2006.  We cannot estimate when we will begin to realize any revenue.

We have been financing our operations primarily from the proceeds of the April 12, 2006 notes and warrants financing with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, other loans and from the sale of marketable securities, common shares of Minterra Resource Corp. (“Minterra”), which we received as partial consideration for granting them the option to earn a 50% ownership interest in mineral properties (as of April 30, 2006, we have sold all of those common shares of Minterra).  The money was used to fund ongoing operating costs and our corporate obligations.

With the $1,235,000 we received to date in connection with the April 12, 2006 notes and warrants financing with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, we paid a cash finders fee of $130,000 to Envision Capital LLC and paid certain accounts payable and advances payable.  Further, we contributed additional funds toward the exploration and development on the Lucky Boy property in Arizona. We currently anticipate that the additional proceeds from the notes and warrants sale transaction with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC  will be used to pay the remaining $70,000 cash finders fee to Envision Capital LLC, to further pay our accounts payable and advances payable, to exercise our option on the Lucky Boy property in Arizona], to pay the exploration and development expenses of the Lucky Boy property, and to pay our general and administrative expenses and consulting fees for at least 12 months.  We have not determined our plan with respect to our Debut and Gold View properties that we currently hold an interest in.  We believe that we will use our funds to pay filing fees and claim maintenance fees on those properties, however, we have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop those properties in the next twelve months.

Additionally, we may owe up to $120,000 in interest on the notes issued and to be issued in connection our April 12, 2006 notes and warrants financing, though we will not owe interest in any month in which the trading price of our common stock exceeds $.1125 on each day of the month.  The next interest payment under the notes is due September 30, 2006.

OUR PLAN OF OPERATIONS FOR NEXT 12 MONTHS

We are an exploration stage company and we do not have any proven or probable reserves on any of our properties.

Our plan of operations for the next twelve months is to exercise our option on the Lucky Boy property in Arizona, to develop and explore that property in Arizona and possibly to develop and explore our various properties in Nevada.

Arizona Property

By an option agreement dated March 17, 2005, we were granted an option by Handley Minerals Inc. (“Handley”) to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease (the “Lucky Boy Prospect”) located in Gila County, Arizona.   We may earn up to an 100% interest in the project in consideration of incurring $925,000 in exploration and development programs on the Lucky Boy Prospect during a period of three years from the date of the exercise of the option. As of the date of this Annual Report, we have paid approximately $252,800 on exploration and development of this prospect.  We must also pay property costs totaling $75,000 over three years, of which we have made two payments.  The option agreement is subject to a 3% yellow cake royalty.

The terms of the option are as follows: if and when we spend $500,000 in the cumulative on the Lucky Boy Prospect, then we have the right but not the obligation to earn up to a 60% interest on the property; for each further $100,000 that we spend on the property we will earn the right but not the obligation to earn a further 8% on the property.   Only after we spend $500,000 on the prospect and exercise our option, do we have the right to option out any portion of our interest on the property to other parties.

Pursuant to our original agreement with Handley Minerals Inc., if we choose to exercise our option we were obligated to pay the following:

(a) make a property payment of $25,000 upon execution, which we paid;

(b) make a property payment of $25,000 on March 17, 2006, of which we paid $10,000 in advance and $15,000 on April 17, 2006;

(c)  to incur $200,000 in exploration and development costs by March 17, 2006, but only approximately $150,000 was incurred;

(d) make a property payment of $25,000 on March 17, 2007;

(e) to incur $300,000 in exploration and development costs by March 17, 2007; and

(f) to incur $425,000 in exploration and development costs by March 17, 2008.

On March 17, 2006, Handley Minerals Inc. provided us with an amendment to the agreement whereby an extension was made to make the rest of the second property payment and to pay approximately $47,300 in exploration and development costs by April 17, 2006, both of which have been paid as of the date of this Annual Report, as well as to make up the remaining amount of the exploration and development short fall from the first year in the second year expenditure obligations.

In June 2006, an additional 12 lode claims were added to the existing 14 claims and the 80 acres State Lease by the operator, resulting in Handley now having mineral rights to 600 acres.

We have retained Ashworth to run the work program. Ashworth has been in business for over 25 years as a mineral exploration contractor.  Clive Ashworth is the president and director of Handley and of Ashworth, he is also one of our consultants.  We are mainly exploring for uranium at this time.

The first phase consisted of geological mapping and sampling, an MMI geochemical survey, grid-establishment (line-cutting) and radiometric surveys consisting of a 6 man crew and the project geologist. The first phase is complete whereby the grid, line-cutting, MMI soil sampling, and some radiometric surveys have been completed. The samples were shipped to SGS Laboratories of Canada, who processed the results. The preliminary results on rock samples returned very encouraging uranium grades and the operator recently received the MMI results.  Mark Fedikow, HB.Sc., Ph.D., P.Eng., P.Geo.,was retained by the operator, Ashworth Explorations, to interpret the results and to write a report and recommend in conjunction with Joe Montgomery, Ph.D., P.Eng., the continuation of Phase One  and into the drilling program combined with other other exploratory recommendations. Establishing economic grade and tonnage of uranium is the objective of our exploration programs.

We are now in receipt of Dr. Fedikow’s report and a multi-hole drill program to test the extensions of the ore is now being planned, permitting applications have been submitted and approved.  The property within this first phase was visited on two occasions by Dr. Joe Montgomery, one of the Qualified Persons overseeing the project, accompanied by Nick Barr, Project Geologist for Ashworth, to initiate the Phase One aspects of the exploration and later to oversee the work to date. The first phase of this program has been completed and fully funded.

Fred Brost, P.E., of Mining and Environmental Consultants Inc. will be working in conjunction with SWCA Environmental Consulting Inc. and will be expediting all permitting applications pertinent to the Plan of Operations and overseeing all reclamation work.  As of the date of this Annual Report, the Plan of Operations had been approved for 25 drill holes.

Phase Two is drilling for an approximate cost of $100,000.

In August 2005, we paid $1,750 in claims fee to maintain the Lucky Boy Prospect for the following twelve months.  In August 2006, we are required to pay $3,250 to the BLM in claims fee to maintain the Lucky Boy Prospect for the next twelve months.

SWCA Environmental Inc., a leading environmental consulting firm has been assigned the archeological and biological surveys to satisfy the permitting requirements prior to surface disturbance. The surveys have been completed and no adverse issues have arisen.  A scintilometer survey has now been completed over the entire grid along with radon gas checks.  An induced polarization survey is scheduled for late August 2006 to complete the geophysical and geometric surveys prior to the drill program.

Drilling contract tenders have been put out for a preliminary 25 hole drill program. This program is expected to commence sometime in September or October 2006.

Nevada Properties

In 2003, we entered into a quitclaim deed with Scoonover Exploration, LLC, (“Scoonover”) whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko, Nevada on the west flank of the West Buttes Range in the Delker Mining District Elko County, Nevada. The property is due north-northeast and on trend from Placer Domes Bald Mountain deposit. The Debut Prospect is an intrusive related sediment-hosted gold-copper system that holds potential for shallow, economic gold mineralization.  We will be exploring for gold on the Debut property if we commence exploration.

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

We have not determined our plan with respect to the future exploration and development of the Debut Prospect.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop those properties in the next twelve months.

We also entered into an acquisition agreement in 2004 with Scoonover whereby we acquired a 100% ownership in the Gold View Project.  This acquisition consists of 76 mineral claims in the Battle Mountain-Eureka Trend.

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

The Gold View Project consists of 76 unpatented lode mining claims held directly by us. In August 2005, Minterra paid $10,150 in Eureka County filing fees and claim maintenance fees due to the U.S. Bureau of Land Management, therefore the property is currently in good standing.  The next payment of filing fees and claim maintenance fees of $10,150 is due in August 2006.  We currently have sufficient funds to pay these fees.  There are no advance royalty payments on the Gold View Prospect.   We entered into an option agreement with a three year term with Minterra Resource Corp. (“Minterra”) on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View Prospect. Minterra dropped their interest in the Gold View Project on February 25, 2006, therefore we now have a 100% ownership in the project. Minterra is no longer the operator on this project and exploration on the Gold View Project has currently ceased.  We were exploring for gold on the Gold View Property.  We have not determined our plan with respect to the future exploration and development of the Gold View Prospect.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop those properties in the next twelve months.

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

The former operator completed a review of the drill results in the context of previous geological, geophysical and geochemical surveys and decided to withdraw from the Gold View Project as it did not meet their current exploration requirements.  The former operator, Minterra, has informed us that it will complete required surface reclamation of the property when weather permits.

In 2004, we also acquired a 2% net smelter royalty (NSR) from Scoonover retained on 20 mineral claims covering the SMH gold property and a 2% NSR retained on eight claims covering the Roxy Silver property.  These properties are wholly owned by McNab Creek Gold Company.  We have not received any revenue to date from either NSR.

Research and Development; Employees

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

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 7.

Financial Statements.

The financial statements required by this Item 7 are included in Item 13 of this Annual Report and incorporated herein by this reference.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of April 30, 2006.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position/Office held with the Company	Appointed to Office
Bradley Rudman	50	Director President Chief Financial Officer	June 20, 2005 (1) June 22, 2005 June 23, 2005
Negar Towfigh	33	Corporate Secretary	February 19, 1999

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

BRADLEY RUDMAN Mr. Rudman has over 20 years of extensive financial background having worked as a financial consultant at Merrill Lynch, Shearson, and Dean Witter Reynolds.  He started his own Broker/Dealer registered with the NASD and held a series 7, series 24 and Registered Option Principal. President of Technology Search Group, Inc. for 8 years, a full service technical recruiting firm specializing in the investment banking community.  He is most recently involved with the placement of moneys within the hedge fund arena. Mr. Rudman has established significant relationships within the New York financial arena.

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

Committees

We have no standing audit, nominating and compensating committees of the Board of Directors or committees performing similar functions. As such, our entire Board of Directors functions as the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002, our directors have attempted, without success, to obtain independent directors to serve on the Board of Directors and on an audit committee. In the event we are successful in the future in obtaining independent directors to serve on the Board of Directors and on an audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter.  We have no audit committee financial expert because we have been unable to locate independent directors to serve on the Board of Directors and on an audit committee and because our sole current director does not meet the standards of an audit committee financial expert.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports required to be filed have been filed in a timely manner for the year ended April 30, 2005, except as set forth below:

Bradley Rudman was required to file a Form 3 in connection with becoming one of our officers by June 22, 2005, however he filed it on July 11, 2005.  Bradley Rudman was required to file a Form 4 in connection with the sale of stock by March 11, 2005, however he filed it on May 15, 2005.

Code of Ethics

Due to a lack of resources, we have not yet adopted a code of ethics.  We hope to do so in the next year.

Item 10.

Executive Compensation.

Summary Compensation Table

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended April 30, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Bradley Rudman[1]	2006	Nil	Nil	$11,200[1]	Nil	1,000,000/Nil	Nil	Nil
Conrad Clemiss [2] President	2006 2005 2004	Nil Nil $2,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil/Nil 750,000/Nil 750,000/Nil	Nil Nil Nil	Nil Nil Nil
Allen Sewell [3] President	2004	$20,000	Nil	Nil	Nil	Nil	Nil	Nil

[1]

Mr. Bradley Rudman has served as our President since June 22, 2005.  We paid management fees of $6,000 to Giddy Up Capital, LLC, a company controlled by Bradley Rudman for the period of April

1, 2006 to April 30, 2006.  Additionally, we reimbursed $5,200 to Bradley Rudman for use of our New Hyde Park, NY office from July 2005 through January 2006.

[2]

Mr. Conrad Clemiss served as our President from September 29, 2003 until June 22, 2005.

[3]

Mr. Allen Sewell served as our President from February 1, 2001 to September 29, 2003.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors other than the grant of stock options.

Employment Contracts

We have not entered into any employment contracts with any named executive officer.

On June 20, 2005 and June 1, 2001, we entered into Indemnification Agreements with our director and corporate secretary, respectively, which provide the indemnitee with the maximum indemnification allowed under applicable law.

Based on our recent financing, we are required to purchase $2,000,000 of additional key man life insurance on the life of Bradley Rudman, our Chief Executive Officer. Mr. Rudman has undertaken a physical examination to secure the insurance policy. We are awaiting the results of the physical examination in order to secure such life insurance policy. $20,000 has been placed in escrow to fund the above additional insurance policy.

Option/SAR Grants Table

The following table sets forth certain information concerning grants of stock options to our Named Executive for the year ended April 30, 2006:

Individual Grants
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year (1)	Exercise Or Base Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date
Bradley Rudman Conrad Clemiss	1,000,000/0 Nil	29.9% Nil%	0.10 N/A	0.07 N/A	June 19, 2007 (2) N/A

(1)

We have no employees.  The percentage indicated is based on all options granted for the year ended April 30, 2006.

(2)

The expiration date of these options was originally June 19, 2006 but in June 2006 we extended the expiration date until June 19, 2007.

Option Exercises and Year-End Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for our Named Executive held by him at April 30, 2006:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Bradley Rudman Conrad Clemiss	Nil Nil	Nil Nil	1,000,000/Nil Nil/Nil	$210,000/Nil Nil/Nil

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding beneficial ownership of our Common Stock as of July 27, 2006:

•

each shareholder who is known by us to own beneficially 5% or more of our Common Stock;

•

each of our directors and each of the officers named in Item 10 – “Directors and Executive officers of the Registrant,” or the Named Executives, of this Report; and

•

all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
$0.001 Par Value Common Stock	Bradley Rudman (1) Officer & Director 18 Meadow Woods Rd. Great Neck, NY 11020	2,180,000 (2)	2.94%
$0.001 Par Value Common Stock	Negar Towfigh Officer Suite 1205 789 W. Pender Street Vancouver, BC Canada V6C 1H2	0	0%
$0.001 Par Value Common Stock	Nathan Nock Suite 402, 4373 Halifax Street Burnaby, BC Canada V5C 5Z2	25,000,000 (3)	33.71%
$0.001 Par Value Common Stock	All officers and directors as a group	2,180,000	2.94%

(1)

Mr. Rudman became our director on June 20, 2005

(2)

Mr. Rudman has the right to acquire 1,000,000 common shares from the exercise price of options within 60 days of the date of this table.

(3)

Nathan Nock is a shareholder of ours who beneficially owns 5% or more of our common stock.  He received his shares through a debt settlement agreement with us dated June 3, 2003.  His only role relating to us is as a shareholder.

Based upon 74,162,895 common shares outstanding as of July 27, 2006.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Under the terms of the callable secured convertible notes and the related warrants held by AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. Therefore, the table does not include AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company other than the following:  On April 12, 2006, we entered into a notes financing agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  Under the agreement, we will issue up to $2,000,000 in secured convertible notes.  The secured convertible notes are secured by all of our assets and property.

Item 12.

Certain Relationships and Related Transactions

Related Party Transactions

There have been no related party transaction which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

On June 11, 2004, we issued Conrad Clemiss 750,000 stock options, David Derby 750,000 stock options and Negar Towfigh 600,000 stock options.  These persons were officers of ours at the time of issuance, and the stock options were issued at an exercise price of $.35 per share for services rendered to us.

On March 18, 2005, we issued Negar Towfigh 500,000 stock options.  Negar Towfigh was an officer of ours at the time of issuance, and the stock options were issued at an exercise price of $.10 per share for services rendered to us.

On June 20, 2005, we issued Bradley Rudman 1,000,000 stock options.  Bradley Rudman was a director of ours at the time of issuance, and the stock options were issued at an exercise price of $.10 per share for him serving as our director.  In June 2006, we extended the expiration date of these options until June 19, 2007.

We had an outstanding accounts receivable of $2,063 from Micron Enviro Systems, Inc., who has an officer in common with us (Negar Towfigh), as of April 30, 2005.  As of April 30, 2006, these amounts were fully paid.

Certain previous directors and their beneficially owned companies, namely Graeme Sewell and Brothers Oil & Gas Inc., have loaned us funds over the past two fiscal years and paid expenses on our behalf, which have subsequently been fully paid.

Negar Towfigh, our secretary, has loaned us funds of approximately $2,700 over the past two years, which has subsequently been fully paid.

At January 31, 2006, we owed $74,975 (April 30, 2005: $50,425) to one of our director Bradley Rudman and to All Seasons Consulting, Negar Towfigh’s consulting company.  As of April 30, 2006, these amounts were fully paid.

We paid Bradley Rudman rent for our previous New York office in New Hyde Park, NY from July 15, 2005 to Jan. 31, 2006 totaling $5,200.

From inception until April 30, 2006, we paid a total of $563,865 to related parties for administration fees, equipment, consulting fees, cost recovery, exploration and development costs, management fees, rent and the write-off of oil and gas properties.

PART IV

Item 13.

Exhibits

A.

Financial Statements

The balance sheets and the related statements of operations, shareholders’ equity and cash flows of Golden Patriot, Corp. for each of the years ended April 30, 2006 and 2005.

B.

Other Exhibits

Exhibit 10.1

Consulting Agreement between Golden Patriot, Corp. and Global Capital Group Ltd. dated April 24, 2006

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

Item 14.

Principal Accountant Fees and Services.

Audit Fees

Audit fees consist of the audit of our annual financial statements, review of the quarterly financial statements, accounting consultations and consents and other services related to SEC filings.  During the last two fiscal years audit fees paid to Amisano Hanson, Chartered Accountants were $13,164 and $ 9,181, respectively.

Audit Related Fees

Other fees billed by Amisano Hanson during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” were $13,670 and $9,903, respectively.

Tax Fees

Amisano Hanson did not provide us with any tax consulting or related services.

All Other Fees

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PATRIOT, CORP.
Dated: August 9, 2006	By: /s/ Bradley Rudman Bradley Rudman President, CFO, & Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: August 9, 2006	By: /s/ Bradley Rudman Bradley Rudman President, CFO & Director