Form 10QSB
period 2006-07-31
GOLDEN PATRIOT CORP
filed 2006-09-19
CIK 1080036

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33065

GOLDEN PATRIOT, CORP.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0216152
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1979 Marcus Avenue, Suite 210, Lake Success, New York  11042

(Address of principal executive offices)

516-622-2365

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

There were 75,162,895 common shares outstanding of as of September 15, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

July 31, 2006 and April 30, 2006

(Unaudited)

(Stated in US Dollars)

		July 31,	April 30,
ASSETS		2006	2006

Current
Cash		$ 75,370	$ 190,404
Amounts receivable		400	-
Prepaid fees and expenses – Note 7		49,573	35,575
Current portion of deferred financing costs – Note 5(c)		83,333	36,667

		208,676	262,646
Deferred financing costs – Note 5(c)		151,283	71,525
Equipment		1,110	1,189

		$ 361,069	$ 335,360

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7		$ 232,952	$ 113,365
Advances payable - Note 4		59,800	203,543

		292,752	316,908
Note payable		-	34,000
Callable secured convertible notes – Note 5		456,469	262,628
Warrant liability – Note 5		3,193,740	1,192,070
Derivative liability – Note 5		484,462	387,540

		4,427,423	2,193,146

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 6
Common stock, $0.001 par value
1,000,000,000	Authorized
74,162,895	outstanding (April 30, 2006: 74,162,895)	74,162	74,162
Additional paid-in capital		5,147,597	4,653,221
Deficit accumulated during the exploration stage		(9,288,113)	(6,585,169)

		(4,066,354)	(1,857,786)

		$ 361,069	$ 335,360

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended July 31, 2006 and 2005 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2006

(Unaudited)

 (Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2006	2005	2006

Revenue	$ -	$ -	$ -

General and Administrative Expenses
Abandonment of capital assets	-	$ -	6,773
Administration fees – Note 7	-	-	14,527
Amortization	79	110	6,460
Audit and accounting fees	32,265	4,313	151,339
Consulting fees - Note 7	79,181	6,855	3,019,578
Cost recovery - Note 7	-	-	(11,500)
Exploration, property and development costs – Note 7	126,128	84,058	1,034,255
Filing fees	5,703	1,531	25,659
Finance charges	13,575	-	15,383
Investor relations	25,804	1,401	229,497
Legal fees	70,417	610	176,933
Management fees – Note 7	28,667	-	319,497
Office and miscellaneous	2,528	1,927	48,590
Promotion	107,742	3,680	162,352
Rent – Note 7	2,599	400	9,231
Mineral property option payments received – Note 3	-	-	(106,940)
Stock-based compensation – Note 6	58,000	8,961	243,044
Telephone	-	-	3,050
Transfer agent fees	3,171	784	25,259
Travel and automobile	18,198	-	62,917
Write-down and loss on disposal of equity securities	-	6,315	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of oil and gas properties – Note 7	-	-	84,500

Loss for the period before other items	(574,057)	(120,945)	(5,537,550)

Other items:
Interest expense – Note 5(b)	(1,630,465)	(2,571)	(3,252,141)
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	(498,422)	-	(498,422)

	(2,128,887)	(123,516)	(3,750,563)

Net loss for the period	$ (2,702,944)	$ (123,516)	$ (9,288,113)

Basic loss per share	$ (0.04)	$ (0.00)

Weighted average number of shares outstanding	74,162,895	72,121,591

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2006 and 2005,

and for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2006

(Unaudited)

 (Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2006	2005	2006

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (2,702,944)	$ (123,516)	$ (9,288,113)
Add (deduct) items not affecting cash
Amortization	79	110	6,460
Amortization of deferred financing costs	13,575	-	15,383
Accretion of convertible debt discount	30,218	-	33,870
Abandonment of capital assets	-	-	6,773
Mineral property option payments received	-	-	(46,940)
Interest expense	1,600,170	-	3,179,780
Unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities	498,422	-	498,422
Write-down and loss on disposal of equity securities		6,315	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	-	-	155,400
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Stock-based compensation	58,000	8,961	243,044
Change in non-cash working capital items related to operations
Amounts receivable	(400)	59	(400)
Prepaid fees and expenses	(13,998)	-	(49,573)
Accounts payable and accrued liabilities	119,587	83,021	338,456
Advances payable	(143,743)	-	89,800

Cash provided by (used in) operating activities	(541,034)	(25,050)	(1,424,322)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2006 and 2005,

and for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2006

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
			Stage) to
	Three months ended July 31,		July 31,
	2006	2005	2006

Cash Flows provided by Financing Activities
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200
Common stock issued – options	-	-	232,844
Convertible notes payable	600,000	-	1,300,000
Deferred financing costs	(140,000)	-	(250,000)
Note payable (repayment)	(34,000)	-	-

Cash flow provided by financing activities	426,000	-	1,570,700

Cash Flows provided by (used in) Investing Activities
Proceeds from sale of equity securities	-	19,224	27,835
Acquisition of equipment	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash provided by (used in) investing activities	-	19,224	(71,008)

Increase (decrease) in cash during the period	(115,034)	(5,826)	75,370

Cash, beginning of the period	190,404	11,461	-

Cash, end of the period	$ 75,370	$ 5,635	$ 75,370

Non-cash Transaction – Note 8

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2006

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

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to July 31, 2006

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 6)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements – at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements – at $0.10	12,500,000	12,500	237,500	-	250,000
– at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
– at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
– at $0.45	100,000	100	44,900	-	45,000
– at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire resource properties – at $0.43	1,000,000	1,000	429,000	-	430,000
– at $0.35	222,000	222	77,478	-	77,700
Stock issued pursuant to exercise of options – at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004	71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements – at $0.36	275,000	275	98,725	-	99,000
Stock issued pursuant to debt settlement agreements – at $0.75	48,400	48	3,582	-	3,630
Stock-based compensation	-	-	80,200	-	80,200
Net loss for the year	-	-	-	(364,939)	(263,111)

Balance, April 30, 2005	72,012,895	72,012	3,945,603	(4,449,245)	(431,630)
Stock issued pursuant to exercise of options – at $0.07	1,250,000	1,250	86,250	-	87,500
– at $0.10	200,000	200	19,800	-	20,000
Stock issued pursuant to investor relations agreements – at $0.079	600,000	600	46,800	-	47,400
– at $0.09	100,000	100	8,900	-	9,000
Stock-based compensation	-	-	104,844	-	104,844
Discount on convertible notes payable	-	-	441,024	-	441,024
Net loss for the year	-	-	-	(2,135,924)	(2,135,924)

Balance, April 30, 2006	74,162,895	74,162	4,653,221	(6,585,169)	(1,857,786)
Stock-based compensation	-	-	58,000	-	58,000
Discount on convertible notes payable	-	-	436,376	-	436,376
Net loss for the year	-	-	-	(2,702,944)	(2,702,944)
Balance, July 31, 2006	74,162,895	$ 74,162	$ 5,147,597	$ (9,288,113)	$ (4,066,354)

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2006 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2006 annual financial statements.

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2006, the Company had not yet achieved profitable operations, has accumulated a deficit of $9,288,113 since its inception, has a working capital deficiency of $84,076 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31,2006

(Unaudited)

(Stated in US Dollars) – Page 2

Note 3

Mineral Properties

Scoonover Properties

By an acquisition agreement dated March 1, 2004, the Company agreed to acquire 100% ownership of the unpatented mining claims and the net smelter royalties throughout five properties (the Dun Glen (28 claims), Debut (16 claims), SMH (20 claims) and Gold View properties (76 claims)) located in Pershing and Eureka Counties, Nevada, in consideration for $10,000 (paid) and 1,000,000 common shares (issued) valued at $441,200.  The vendor is a related party by virtue of a former common director.

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. (“Minterra”) the option to earn a 50% ownership interest in the Gold View and Dun Glen properties (including the Sierra claims).  As consideration Minterra was required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $46,940 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra was also responsible for all of the advance royalty payments and net smelter return royalties on these properties.  During year ended April 30, 2006 and subsequently, Minterra terminated its option in the Dun Glen property and Gold View claims.  The Company has also abandoned its interest in these claims

Lucky Boy Project

By an option agreement dated March 17, 2005 and amended March 17, 2006, the Company was granted the option to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease (the Lucky Boy Uranium Project) located in Gila County, Arizona in consideration for property payments of $75,000 and incurring exploration and development costs totalling $925,000 as follows:

Exploration
and
Property	Development
Payments	Costs	Due Date

$ 25,000	$ -	On execution (paid)
25,000	-	April 17, 2006 (paid)
25,000	500,000	March 17, 2007
-	425,000	March 17, 2008

$ 75,000	$ 925,000

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31,2006

(Unaudited)

(Stated in US Dollars) – Page 3

Note 3

Mineral Properties – (cont’d)

Lucky Boy Project – (cont’d)

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

Subsequent to July 31, 2006, the Company staked an additional 12 mineral claims that are not subject to either option agreement referred to above.

Note 4

Advances Payable

Advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

Note 5

Callable Secured Convertible Notes

a)

Callable Secured Convertible Notes

On April 12, 2006, the Company entered into a Securities Purchase Agreement to sell callable secured convertible notes (the “notes”) having an aggregate principal amount of $2,000,000. On the same day the Company issued notes totalling $700,000, maturing on April 12, 2009, and warrants to purchase 11,000,000 shares of the common stock at $0.30 per share, subject to adjustment for the effects of dilutive issuance, exercisable until April 12, 2013.  On May 19, 2006, the Company issued notes totalling $600,000, maturing on May 19, 2009, and warrants to purchase 11,000,000 shares of common stock at $0.30 per share, subject to adjustment for the effects of dilutive issuance, exercisable until May 19, 2013.  The notes bear interest at 6%, payable quarterly provided that no interest shall be due and payable for any month in which the trading price of the Company’s common stock on the OTC Bulletin Board is greater than $0.1125 for each trading day of the month and are convertible into shares of common stock of the Company at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 60% as a registration statement was declared effective by the SEC on August 18, 2006.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31,2006

(Unaudited)

(Stated in US Dollars) – Page 4

Note 5

Callable Secured Convertible Notes – (cont’d)

a)

Callable Secured Convertible Notes – (cont’d)

The notes contain a provision whereby no holder is able to convert any part of the note into shares of the Company’s common stock, if such conversion would result in beneficial ownership of the holder and its affiliates of more than 4.99% of the Company’s then outstanding shares of common stock.  The convertible feature of the notes provide for a rate of conversion that is below market value.

On August 22, 2006, the Company issued additional convertible notes totalling $700,000 with terms identical to the above-noted notes except that there were no warrants attached.

A finder’s fee of 10% cash was paid on the sale of the notes.  In addition, warrants to purchase up to 1,000,000 shares, exercisable at $0.30 for a five-year term, will be issued to the finder as the full amount of the notes totalling $2,000,000 was issued, $700,000 subsequent to July 31, 2006, as noted above.  The Company has accrued the finders’ fees, including the value of the warrants, based on the amount of notes issued at July 31, 2006.  The value of the fees accrued has been recorded as a deferred financing cost (Note 5(c).

Subsequent to July 31, 2006, $113,300 of the convertible notes were converted into shares of the Company’s common stock at prices ranging between $0.06 per share and $0.10 per share for a total of 1,500,000 common shares issued.

b)

Summary of Callable Secured Convertible Notes

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in SFAS No. 133, EITF 00-19 and APB 14 are as follows:

•

The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the date the proceeds were received.

•

The Company recorded derivative liabilities for each of the detachable warrants and embedded beneficial conversion feature based on their fair values determined under the Black-Scholes option pricing formula.

•

The Company accreted debt principal of $33,870 as at July 31, 2006.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31,2006

(Unaudited)

(Stated in US Dollars) – Page 5

Note 5

Callable Secured Convertible Notes – (cont’d)

b)

Summary of Callable Secured Convertible Notes – (cont’d)

The following table summarizes the various components of convertible debentures as at July 31, 2006:

Callable secured convertible notes	$ 490,339
Warrant liability	3,193,740
Derivative liability	484,462

4,168,541
Accretion of principal	33,870

$ 4,134,671

As a result of applying the provisions of SFAS No. 133 and EITF 00-19 for the three months ended July 31, 2006, the Company, upon recording its derivative and warrant liabilities, recorded an interest expense of $1,600,170.  With respect to the convertible notes and warrants issued April 12, 2006, the Company recorded an unrealized loss on adjustment of derivative and warrant liabilities to fair value of the underlying securities in the amount of $498,422.

The fair value of the derivatives (including warrants and beneficial conversion feature) were calculated using the Black-Scholes option pricing formula using the following assumptions:

Years to maturity – warrants	6.7 to 6.8 years
Years to maturity – debt	2.7 to 2.8 years
Expected dividend yield	0.0%
Expected volatility	116.90%
Risk-free interest rate	4.69%

c)

Deferred Financing Costs

Deferred financing costs with respect to the above-noted convertible debentures totalling $250,000 ($45,000 for legal fees and $205,000 for finders’ fees, including the value of warrants to be issued) have been capitalized and are being amortized over three years, being the term of the convertible notes.

Total deferred finance costs	$ 250,000
Less: amortization	(15,384)

234,616
Less: current portion	(83,333)

Long-term portion of deferred finance costs	$ 151,283

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31,2006

(Unaudited)

(Stated in US Dollars) – Page 6

Note 6

Capital Stock – Notes 5 and 8

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

By amended consulting agreements dated August 1, 2003, the Company retained the services of two consultants for a twelve-month period to provide technical, business and/or management services to the Company.  In consideration for these services, the Company issued a total of 12,500,000 common shares to these consultants, which are recorded at a fair value of $250,000.

The Company also agreed to issue up to an additional 12,500,000 common shares as additional consideration for services should the Company and the consultants determine such consideration is appropriate.  These shares were issued into escrow at that time.  During the year ended April 30, 2004, 5,000,000 of these common shares have been released from escrow and were recorded at a fair value of $2,480,000.  The balance of the escrow shares were cancelled during the year ended April 30, 2006.

As approved by the shareholders of the Company, effective June 6, 2006, the Company increased its authorized capital to 1,000,000,000 common shares with a par value of $0.001 per share.

Share Purchase Options

The Company has share purchase option plans, which authorize the board of directors to grant shares as incentive share purchase options to directors, officers, employees and consultants.  The exercise price of the options is determined by the fair market value of the shares at the closing price on the day prior to the grant.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31,2006

(Unaudited)

(Stated in US Dollars) – Page 7

Note 6

Capital Stock – Notes 5 and 8 – (cont’d)

Share Purchase Options – (cont’d)

During the three months ended July 31, 2006 and the year ended April 30, 2006, the change in share purchase options outstanding is as follows:

	July 31, 2006		April 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of year	3,350,000	$0.10	3,850,000	$0.08

Granted	-	-	4,250,000	$0.10
Exercised	-	-	(1,450,000)	$0.07
Expired	-	-	(3,300,000)	$0.09

Options outstanding, end of period	3,350,000	$0.10	3,350,000	$0.10

Options exercisable, end of period	3,350,000	$0.10	3,350,000	$0.10

At July 31, 2006 and April 30, 2006, the share purchase options were outstanding as follows:

	July 31, 2006			April 30, 2006
		Exercise			Exercise
	Number	Price	Expiry	Number	Price	Expiry

Directors and employees	1,000,000	$0.10	Jun 19/07	1,000,000	$0.10	Jun 19/06
Consultants	1,100,000	$0.10	Mar 17/09	1,100,000	$0.10	Mar 17/06
	1,250,000	$0.10	Aug 14/06	1,250,000	$0.10	Aug 14/06

	3,350,000			3,350,000

All share purchase options vest immediately at the date of the grant.

On August 14, 2006, 1,250,000 share purchase options expired unexercised.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31,2006

(Unaudited)

(Stated in US Dollars) – Page 8

Note 6

Capital Stock – Notes 5 and 8 – (cont’d)

Share Purchase Options – (cont’d)

The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

July 31 and April 30,
2006

Expected dividend yield	0.0%
Expected volatility	90% - 149%
Risk-free interest rate	2.38% – 3.07%
Weighted average expected term in years	1 year

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

The compensation charge associated with share purchase options in the amount of $58,000 is included in the statement of operations for the three months ended July 31, 2006 (July 31, 2005: $8,961).

The compensation charge associated with directors’ and employees’ options for the three months ended July 31, 2005 in the amount of $27,100 is not recognized in the financial statements, but included in the pro forma amounts below.

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

July 31, 2005

Net loss	$ (123,516)
Pro forma compensation cost	(27,100)

Pro forma net loss	$ (150,616)

Pro forma net loss per share	$ (0.00)

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31,2006

(Unaudited)

(Stated in US Dollars) – Page 9

Note 6

Capital Stock – Notes 5 and 8 – (cont’d)

Share Purchase Warrants

As at July 31, 2006, 22,000,000 share purchase warrants were outstanding entitling the holders thereof the right to purchase 22,000,000 common shares at $0.30 per share.  These warrants expire on April 12, 2013 (11,000,000) and May 19, 2013 (11,000,000).

Note 7

Related Party Transactions – Note 3

The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

			November 24,
			1998 (Date of
			Inception of
			Exploration Stage
			to July 31,
	2006	2005	2006

Administration fees	$ -	$ -	$ 14,527
Equipment	-	-	3,547
Consulting fees	22,825	6,613	220,275
Cost recovery	-	-	(4,000)
Exploration and development costs	-	-	16,492
Management fees	28,667	-	319,497
Rent	-	400	6,632
Write-off of oil and gas properties	-	-	45,000

	$ 51,492	$ 7,013	$ 621,970

At July 31, 2006, prepaid fees and expenses include $16,667 (April 30, 2006: $12,000) paid to a company with a common director for management fees.

At July 31, 2006, accounts payable includes $19,033 (April 30, 2006: $7,650) owing to a company with an officer in common for management and consulting fees.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31,2006

(Unaudited)

(Stated in US Dollars) – Page 10

Note 8

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

Note 9

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation used in the current year.

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

Plan of Operations

We have not received revenue from operations during the three months ended July 31, 2006.  As of July 31, 2006, we had cash reserves of $75,370.  We cannot estimate when we will begin to realize any revenue.

We have been financing our operations primarily from the proceeds of the April 12, 2006 notes and warrants financing with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.

We currently anticipate that the remaining funds will be used to further pay our accounts payable and advances payable, to pay the exploration and development expenses of the Lucky Boy property, and to pay our general and administrative expenses and consulting fees for at least 12 months.  We have not determined our plan with respect to our Debut property that we currently hold an interest in.  We believe that we will use our funds to pay filing fees and claim maintenance fees on this property, however, we have no operator in place to assist us in the exploration and development of this claim and we have not decided whether we will utilize any additional funds to explore or develop this property in the next twelve months.

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

Our plan of operations for the next twelve months is to exercise our option on the Lucky Boy property in Arizona, to develop and explore that property in Arizona and possibly to develop and explore our Debut Property in Nevada.

Arizona Property

By an option agreement dated March 17, 2005, we were granted an option by Handley Minerals Inc. (“Handley”) to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease (the “Lucky Boy Prospect”) located in Gila County, Arizona.   We may earn up to a 100% interest in the project in consideration of incurring $925,000 in exploration and development programs on the Lucky Boy Prospect during a period of three years from March 17, 2005.  As of the date of this Quarterly Report, we have paid approximately $412,000 on exploration and development of this prospect.  We must also pay property costs totaling $75,000 over three years, of which we have made two payments.  The option agreement is subject to a 3% yellow cake royalty.

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

On March 17, 2006, Handley Minerals Inc. provided us with an amendment to the agreement whereby an extension was made to make the rest of the second property payment and to pay approximately $47,300 in exploration and development costs by April 17, 2006, both of which have been paid as of the date of this Quarterly Report, as well as to make up the remaining amount of the exploration and development short fall from the first year in the second year expenditure obligations.  Subsequent to the three months ended July 31, 2006, we have made further payments of approximately $116,000 for exploration and development of the Lucky Boy Prospect.

In June 2006, an additional 12 lode claims (the “Get Lucky Prospect”) were added to the existing 14 claims and the 80 acres State Lease by the operator, resulting in Handley now having mineral rights to 600 acres.

We have retained Ashworth Explorations Ltd. (“Ashworth”) to run the work program. Ashworth has been in business for over 25 years as a mineral exploration contractor.  Clive Ashworth is the president and director of Handley and of Ashworth, and he is also one of our consultants.  We are mainly exploring for uranium at this time.

The first phase consisted of geological mapping and sampling, an MMI geochemical survey, grid-establishment (line-cutting) and radiometric surveys consisting of a 6 man crew and the project geologist. The first phase is complete whereby the grid, line-cutting, MMI soil sampling, and some radiometric surveys have been completed. The samples were shipped to SGS Laboratories of Canada, which processed the results. The preliminary results on rock samples returned very encouraging uranium grades and the operator recently received the MMI results.  Mark Fedikow, HB.Sc., Ph.D., P.Eng., P.Geo.,was retained by the operator, Ashworth Explorations, to interpret the results and to write a report and recommend in conjunction with Joe Montgomery, Ph.D., P.Eng., the continuation of Phase One  and into the drilling program combined with other exploratory recommendations. Establishing economic grade and tonnage of uranium is the objective of our exploration programs.

The property within this first phase was visited on two occasions by Dr. Joe Montgomery, one of the Qualified Persons overseeing the project, accompanied by Nick Barr, Project Geologist for Ashworth, to initiate the Phase One aspects of the exploration and later to oversee the work to date. The first phase of this program has been completed and fully funded.

SWCA Environmental Inc., a leading environmental consulting firm has been assigned the archeological and biological surveys to satisfy the permitting requirements prior to surface disturbance. The surveys have been completed and no adverse issues have arisen.  A scintilometer survey has now been completed over the entire grid along with radon gas checks.  An induced polarization survey was completed prior to the commencement of the drill program.

Fred Brost, P.E., of Mining and Environmental Consultants Inc. has been working in conjunction with SWCA Environmental Consulting Inc. and aided in expediting all permitting applications pertinent to the Plan of Operations and overseeing all reclamation work.  The Plan of Operations had been approved for 25 drill holes.  We received Government and State approval of the Plan of Operations. The Plan of Operations includes: road construction, drill pad construction as well as a multi-hole drill program for approximately 6000+ feet. All environmental requirements have now been fulfilled.   The drill contractor for the drill program has been secured and advanced monies have been forwarded.  We have received final clearance from the Arizona State Land Department and currently a geologist and an excavation crew on the ground building roads and drill-pads to accommodate the 25 hole drill program to commence immediately after excavation is completed.  The site preparation has begun for the start of the drill program which is expected to commence within one week.

In August 2006, we paid $3,250 in claims fee to maintain the Lucky Boy and the Get Lucky Prospects for the following twelve months.  There are no other fees due in the next twelve months in order to maintain these prospects.

The operator expects the work program, further described below, to cost approximately $200,000 over the next twelve months.  We have sufficient funds in the bank to be able to make these payments.

Depending on the results of drilling and our financial capability, we may implement the following work program recommended by the operator of the Lucky Boy Prospect.  Following the completion of the drill program a full geological and geochemical report will be submitted with the results along with recommendations. These recommendations will include further drilling both "infill" and exploratory, to further define the deposit.  More road work and drill-pad construction is contemplated to compliment the new drill program which may consist of at least another 25 holes. Down-hole radiometrics will also be completed on all existing drill holes as well as any new drill holes to be completed in the next 12 month period.

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

The Debut Prospect consists of 16 unpatented lode mining claims held directly by us.  In August 2006 we paid  $2,000 in claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing.  There is $144 due in Elko County filing fees over the next twelve months in order to maintain the claims in good standing.  We have sufficient funds in the bank to make this payment.  We have not determined our plan with respect to the future exploration and development of the Debut Prospect.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop those properties in the next twelve months.

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

The Gold View Project consisted of 76 unpatented lode mining claims that were held directly by us. In August 2006, we decided to drop the Gold View Prospect in order to focus on other projects.  We did not pay the BLM claims that were due, therefore we abandoned our right to the claims and lost all rights to the property.  Therefore, we do not have any current or future cash commitments related to the Gold View Project.

In 2004, we also acquired a 2% net smelter royalty (NSR) from Scoonover retained on 20 mineral claims covering the SMH gold property and a 2% NSR retained on eight claims covering the Roxy Silver property.  We have not received any revenue to date from either NSR.

Of these, we have retained a 2% net smelter royalty (NSR) from Scoonover on 20 mineral claims covering the SMH gold property.  The SMH gold property is wholly owned by McNab Creek Gold Company.  It also used to own the Roxy Silver property; however, it neglected to pay the BLM claims fees due on September 1, 2005; therefore, it lost the claims, and we no longer have a 2% NSR on the eight claims covering the Roxy Silver property.  We have abandoned our rights to the other claims we acquired from Scoonover.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of July 31, 2006.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

(b) Changes in Internal Control Over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.  There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the latest quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting as required by Item 308(c) of Regulation S-B.

PART II – OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

There only unregistered sales during the period May 1, 2006 to July 31, 2006 were the following:

On May 19, 2006, we closed the $600,000 second portion of a $2,000,000 financing, pursuant to a securities purchase agreement, dated April 12, 2006, that we entered into with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  We issued to those companies 6% secured convertible notes in the collective principal amount of $600,000.  Also, we issued to those companies warrants to purchase 11,000,000 shares of our common stock at an exercise price of $0.30 per share, subject to adjustment, exercisable until April 12, 2013.

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

Proposal 1:

FOR

AGAINST

ABSTAIN

NOT VOTED

37,578,000

1,102,800

0

0

Proposal 2:

FOR

AGAINST

ABSTAIN

NOT VOTED

37,578,000

1,102,800

0

0

Proposal 3:

FOR

AGAINST

ABSTAIN

NOT VOTED

37,578,000

1,102,800

0

0

Proposal 4:

FOR

AGAINST

ABSTAIN

NOT VOTED

37,578,000

1,102,800

0

0

Item 5

OTHER INFORMATION.

On August 23, 2006, we closed the $700,000 final portion of a $2,000,000 financing, pursuant to a securities purchase agreement, dated April 12, 2006, that we entered into with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  At that time, we issued to those companies 6% secured convertible notes in the collective principal amount of $700,000.

Item 6

EXHIBITS

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

Date:  September 19, 2006

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director