Form 10QSB
period 2006-10-31
GOLDEN PATRIOT CORP
filed 2006-12-20
CIK 1080036

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

There were 78,162,895 common shares outstanding of as of December 19, 2006.

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

Our Plan of Operations for Next 12 Months

We have not received revenue from our operations.  We cannot estimate when we will begin to realize any revenue.  We have been financing our operations primarily from the proceeds of the April 12, 2006 $2,000,000 notes and warrants financing with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, “Noteholders”).

As of October 31, 2006, we had cash reserves of $228,093.  In November, 2006, we spent approximately $115,000 to pay exploration and development costs on our Lucky Boy Prospect.  Additionally, in December 2006, we paid approximately $75,000 in principal and interest to the Noteholders under the convertible note obligations with those entities. As of the date of this Report, we have approximately $14,000 remaining funds.

We believe that these cash reserves will not satisfy our cash requirements in order to continue as a going concern for twelve months following the filing of this Report.  We hope to raise additional financing through private loans or through equity investments.  We plan to use any additional capital to finance future business activities and to pay liabilities that we have incurred.  There can be no assurance that we will receive any or adequate loans or equity investments or that they will be available under favorable terms. Our ability to raise additional funding is limited by our agreements with the Noteholders.

We currently anticipate that our remaining funds will be used to pay a portion of our accounts payable and advances payable and to pay a portion of our general and administrative expenses and consulting fees over the next 12 months.

Additionally, we may owe up to $120,000 over the next 12 months in interest on the notes issued and to be issued in connection our April 12, 2006 notes and warrants financing, though we will not owe interest in any month in which the trading price of our common stock exceeds $.1125 on each day of the month.  If we are unable to make payments required in connection with the notes and warrants financing, the Noteholders may declare a default under the notes and declare the entire sum under due and payable immediately, assess penalties against us, and/or increase the interest rate of the notes.  At this time, we lack the funds to make any significant payments required under the agreements with the Noteholders.

If we are able to raise additional funds, our plan of operations for the next twelve months is to develop and explore our properties in Arizona and to develop and explore our Debut Property in Nevada.

Arizona Property

By an option agreement dated March 17, 2005, subsequently amended on March 17, 2006, we were granted an option by Handley Minerals Inc. (“Handley”) to acquire up to a 100% interest in 14 mineral claims and an 80 acre State Lease (the “Lucky Boy Prospect”) located in Gila County, Arizona.  The option agreement is subject to a 3% yellow cake royalty.

We have exercised the option and we currently own a 60% interest in the Lucky Boy Prospect.  We may earn up to a 100% interest in the project in consideration of incurring additional exploration and development costs in the future.  Specifically, for each additional $100,000 that we spend on exploration and development costs, we may obtain an additional 8% interest in the property.  At this time, we lack the funds to acquire any additional interest in the Lucky Boy Prospect, so we do not plan to obtain an additional interest in the property over the next 12 months.

In connection with our agreement with Handley, we are obligated to make a property payment of $25,000 by March 17, 2007.  If we do not make that payment, we will lose our option to obtain the remaining 40% interest in the Lucky Boy Prospect.  At this time, we lack the funds to make that property payment.

In June 2006, we acquired a 100% interest in an additional 12 lode claims (the “Get Lucky Prospect”) that are near the Lucky Boy Prospect.  We owe approximately $2,000 in August 2007 for BLM fees.  We currently have the funds to make this payment.

In August 2006, we paid $3,250 in claims fee to maintain the Lucky Boy and the Get Lucky Prospects for the following twelve months.  There are no other fees due in the next twelve months in order to maintain these prospects.

We retained Ashworth Explorations Ltd. (“Ashworth”) to run the work program on our Arizona properties. Ashworth has been in business for over 25 years as a mineral exploration contractor.  Clive Ashworth is the president and director of Handley and of Ashworth, and he is also one of our consultants.  We are mainly exploring for uranium at this time.

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

SWCA Environmental Inc., a leading environmental consulting firm was assigned the archeological and biological surveys to satisfy the permitting requirements prior to surface disturbance. The surveys have been completed and no adverse issues have arisen.  A scintilometer survey has now been completed over the entire grid along with radon gas checks.  An induced polarization survey was completed prior to the commencement of the drill program.

Fred Brost, P.E., of Mining and Environmental Consultants Inc. has been working in conjunction with SWCA Environmental Consulting Inc. and aided in expediting all permitting applications pertinent to the Plan of Operations and overseeing all reclamation work.  The Plan of Operations was approved for 25 drill holes.  We received Government and State approval of the Plan of Operations. The Plan of Operations included: road construction, drill pad construction as well as a multi-hole drill program for approximately 6000+ feet. All environmental requirements were fulfilled.  The operator drilled 21 holes on the Lucky Boy Prospect.   Samples taken from the drill program were shipped to Jacob Laboratories for sorting then to IPL Labs for final testing.  Over 650 samples were prepared averaging more than 6 pound per sample for over 4,000 pound of samples that were separated, bagged and tagged for shipment to IPL Labs.  Assaying results are pending shortly.  The operator is now performing reclamation duties as required by the BLM and state authorities.

The project geologist reports that Phase 1 of the drill program has been successful in determining various grades of 2lbs/ton and greater, with widths of 10 to 20 feet in a number of drill-holes on the property based on scintilometer readings of the samples, and observations of the anomalous thickness, by him, on site. The chemical assays and correlated down-hole probe radiometrics will give the definitive results and determine the next phase of drilling to further define the ore body.

The operator expects the work program, further described below, to cost approximately $150,000 over the next twelve months.

Depending on the results of drilling and our financial capability, we may implement the following work program recommended by the operator of the Lucky Boy Prospect.  A full geological and geochemical report is being prepared and will be submitted in early 2007 with the results along with recommendations. These recommendations will include further drilling both "infill" and exploratory, to further define the deposit.  More road work and drill-pad construction is contemplated to compliment the new drill program which may consist of at least another 25 holes. Down-hole radiometrics will also be completed on all existing drill holes as well as any new drill holes to be completed in the next 12 month period

Nevada Properties

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

The Debut Prospect consists of 16 unpatented lode mining claims held directly by us.  In August 2006 we paid $2,000 in claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing.  In September 2006 we paid $144 due in Elko County for filing fees for the next twelve months in order to maintain the claims in good standing.

On November 3, 2006, we entered into an option agreement with Canasia Industries Corp.  (“Canasia”). We granted Canasia the option to earn an undivided 50% interest in the Debut Prospect for consideration of Canasia incurring exploration expenditures aggregating CDN$1,000,000 over ten years from the execution of the agreement and making all necessary payments to keep the property in good standing.  Canasia is a related party by virtue that our president, Bradley Rudman, is a director of Canasia and our Secretary, Negar Towfigh, is Canasia’s Chief Financial Officer.

We are in the process of retaining Cooper Minerals, a private Nevada company, to operate the Debut Prospect, subject to a formal operaters agreement.  This is a related party agreement in that Clive Ashworth is the president of Cooper Minerals and he is one of our consultants.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of October 31, 2006.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II – OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

There only unregistered sales during the period August 1, 2006 to October 31, 2006 were the following:

On August 23, 2006, we closed the $700,000 final portion of a $2,000,000 financing, pursuant to a securities purchase agreement, dated April 12, 2006, that we entered into with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  We issued to those companies 6% secured convertible notes in the collective principal amount of $700,000.

In connection with the offer and sale of those notes and those warrants, we engaged Envision Capital LLC as a finder for the transaction. Envision is to receive warrants to purchase as many as 1,000,000 shares of our common stock for a period of 5 years at an exercise price of $0.30 per share.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5

OTHER INFORMATION.

In October 2006, we paid $70,000 and in December 2006, we paid approximately $75,000 in principal and interest to the Noteholders under the convertible note obligations with those entities.

On November 3, 2006, we entered into an option agreement with Canasia. We granted Canasia the option to earn an undivided 50% interest in the Debut Prospect for consideration of Canasia incurring exploration expenditures aggregating CDN$1,000,000 over ten years from the execution of the agreement and making all necessary payments to keep the property in good standing.  Canasia is a related party by virtue that our president, Bradley Rudman, is a director of Canasia and our Secretary, Negar Towfigh, is Canasia’s Chief Financial Officer.

Item 6

EXHIBITS

Exhibit 10.1

Exercise of Option on the Lucky Boy Prospect on November 8, 2006

Exhibit 10.2

Option Agreement with Canasia Industries Corporation dated November 3, 2006

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

Date:  December 20, 2006

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director