Form 10QSB/A
period 2006-10-31
GOLDEN PATRIOT CORP
filed 2006-12-21
CIK 1080036

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

October 31, 2006

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2006 and April 30, 2006

(Unaudited)

(Stated in US Dollars)

		October 31,	April 30,
ASSETS		2006	2006

Current
Cash		$ 228,093	$ 190,404
Prepaid fees and expenses – Note 8		21,600	35,575
Current portion of deferred financing costs – Note 6 (c)		107,895	36,667

		357,588	262,646
Advance receivable – Note 3		10,200	-
Deferred financing costs – Note 6 (c)		195,790	71,525
Equipment		1,030	1,189

		$ 564,608	$ 335,360

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 8		$ 177,987	$ 113,365
Advances payable – Note 5		-	203,543

		177,987	316,908
Note payable		-	34,000
Callable secured convertible notes – Note 6		1,039,612	262,628
Warrant liability – Note 6		427,138	1,192,070
Derivative liability – Note 6		2,355,870	387,540

		4,000,607	2,193,146

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 4, 6, 7 and 9
Common stock, $0.001 par value
1,000,000,000	Authorized
78,162,895	outstanding (April 30, 2006: 74,162,895)	78,162	74,162
Additional paid-in capital		5,357,547	4,653,221
Deficit accumulated during the exploration stage		(8,871,708)	(6,585,169)

		(3,435,999)	(1,857,786)

		$ 564,608	$ 335,360

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended October 31, 2006 and 2005 and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2006

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended		Six months ended		Stage) to
	October 31,		October 31,		October 31,
	2006	2005	2006	2005	2006

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses
Abandonment of capital assets	-	-	-	-	6,773
Administration fees – Note 8	-	-	-	-	14,527
Amortization	80	102	159	212	6,540
Audit and accounting fees	10,258	9,046	42,523	13,359	161,597
Consulting fees – Note 8	15,644	8,612	94,825	15,467	3,035,222
Cost recovery – Note 8	-	-	-	-	(11,500)
Exploration and development costs – Note 8	118,042	5,163	244,170	89,221	1,152,297
Filing fees	254	319	5,957	1,850	25,913
Finance charges	63,977	-	77,552	-	79,360
Investor relations	4,261	590	30,065	1,991	233,758
Legal fees	36,664	2,573	107,081	3,183	213,597
Management fees – Note 8	41,666	-	70,333	-	361,163
Office and miscellaneous	2,443	1,156	4,971	3,083	51,033
Promotion	28,154	2,492	135,896	6,172	190,506
Rent – Note 8	2,759	2,400	5,358	2,800	11,990
Mineral property option payments Received	-	-	-	-	(106,940)
Stock-based compensation	-	55,090	58,000	64,051	243,044
Telephone	-	-	-	-	3,050
Transfer agent fees	5,540	337	8,711	1,121	30,799
Travel and automobile	-	6,919	18,198	6,919	62,917
Write-down and loss on disposal of equity securities	-	-	-	6,315	19,105
Write-off of accounts payable	-	-	-	-	(1,959)
Write-off of oil and gas properties – Note 8	-	-	-	-	84,500

Loss for the period before other items	(329,742)	(94,799)	(903,799)	(215,744)	(5,867,292)

Other items:
Interest expense – Note 6 (b)	(171,547)	(2,571)	(1,802,012)	(5,142)	(3,423,688)
Unrealized gain on adjust of derivative and warrant liability to fair value of underlying securities	917,694	-	419,272	-	419,272

Net income (loss) for the period	416,405	(97,370)	(2,286,539)	(220,886)	(8,871,708)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	75,744,417	72,931,373	74,953,656	72,526,482

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2006 and 2005

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2006

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Six months ended		Stage) to
	October 31,		October 31
	2006	2005	2006

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (2,286,539)	$ (220,886)	$ (8,871,708)
Add (deduct) items not affecting cash:
Amortization	159	212	6,540
Amortization of deferred financing costs	59,428	-	61,236
Accretion of convertible debt discount	179,265	-	182,917
Abandonment of capital assets	-	-	6,773
Mineral property option payments received	-	-	(46,940)
Interest expense	1,622,748	-	3,202,358
Unrealized gain on adjustment of derivative and
warranty liability to fair value of underlying securities	(419,272)	-	(419,272)
Write-down and loss on disposal of equity securities		6,315	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	-	-	155,400
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Stock-based compensation	58,000	64,051	243,044
Change in non-cash working capital items related to operations
Amounts receivable	-	2,122	-
Prepaid fees and expenses	13,975	-	(21,600)
Advances receivable	(10,200)	-	(10,200)
Accounts payable and accrued liabilities	(50,378)	50,170	168,491
Advances payable	(203,543)	(2,406)	30,000

Cash used in operating activities	(1,036,357)	(100,422)	(1,919,645)

			.../cont’d

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2006 and 2005

and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2006

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Six months ended		Stage) to
	October 31,		October 31
	2006	2005	2006

Cash Flows provided by Financing Activities
Common stock issued	-	-	224,656
Common stock subscriptions	-	-	63,200
Common stock issued – options	-	70,000	232,844
Convertible notes payable	1,300,000	-	2,000,000
Repayment of convertible notes	(51,954)	-	(51,954)
Deferred financing costs	(140,000)	-	(250,000)
Note payable (repayment	(34,000)	-	-

Cash flow provided by financing activities	1,074,046	70,000	2,218,746

Cash Flows provided by (used in) Investing Activities
Proceeds from sale of equity securities	-	19,224	27,835
Acquisition of capital assets	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash provided by (used in) investing activities	-	19,224	(71,008)

Net increase (decrease) in cash during the period	37,689	(11,198)	228,093

Cash, beginning of the period	190,404	11,461	-

Cash, end of the period	$ 228,093	$ 263	$ 228,093

Non-cash transaction – Note 9

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2006

(Unaudited)

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

…/cont’d.

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to October 31, 2006

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 7)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements – at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements – at $0.10	12,500,000	12,500	237,500	-	250,000
– at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
– at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
– at $0.45	100,000	100	44,900	-	45,000
– at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire resource properties – at $0.43	1,000,000	1,000	429,000	-	430,000
– at $0.35	222,000	222	77,478	-	77,700
Stock issued pursuant to exercise of options – at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004	71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements – at $0.36	275,000	275	98,725	-	99,000
Stock issued pursuant to debt settlement agreements – at $0.75	48,400	48	3,582	-	3,630
Stock-based compensation	-	-	80,200	-	80,200
Net loss for the year	-	-	-	(364,939)	(364,939)

Balance, April 30, 2005	72,012,895	72,012	3,945,603	(4,449,245)	(431,630)
Stock issued pursuant to exercise of options – at $0.07	1,250,000	1,250	86,250	-	87,500
– at $0.10	200,000	200	19,800	-	20,000
Stock issued pursuant to investor relations agreements – at $0.079	600,000	600	46,800	-	47,400
– at $0.09	100,000	100	8,900	-	9,000
Stock-based compensation	-	-	104,844	-	104,844
Discount on convertible notes payable	-	-	441,024	-	441,024
Net loss for the year	-	-	-	(2,135,924)	(2,135,924)

Balance, April 30, 2006	74,162,895	74,162	4,653,221	(6,585,169)	(1,857,786)
Stock-based compensation	-	-	58,000	-	58,000
Discount on convertible notes payable	-	-	436,376	-	436,376
Conversion of notes payable	4,000,000	4,000	209,950	-	213,950
Net loss for the period	-	-	-	(2,286,539)	(2,286,539)

Balance, October 31, 2006	78,162,895	$ 78,162	$ 5,357,547	$ (8,871,708)	$ (3,435,999)

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

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

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2006, the Company had not yet achieved profitable operations, has accumulated a deficit of $8,871,708 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Advance Receivable

Advance receivable are unsecured, non-interest bearing and have no specific terms for repayment.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 2

Note 4

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

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. (“Minterra”) the option to earn a 50% ownership interest in the Gold View and Dun Glen properties (including the Sierra claims).  As consideration Minterra was required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $46,940 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra was also responsible for all of the advance royalty payments and net smelter return royalties on these properties.  During year ended April 30, 2006 and subsequently, Minterra terminated its option in the Dun Glen property and Gold View claims.  The Company has also abandoned its interest in these claims

By an option agreement dated November 3, 2006, the Company granted Canasia Industries Corp. the option to earn an undivided 50% interest in the Debut Prospect for consideration of the Optionor incurring exploration expenditures aggregating Cdn$1,000,000 over ten years from the execution of the agreement and to make all necessary payments to keep the property in good standing.  The optionor is a related party by virtue of common directors.

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 3

Note 4

Mineral Properties – (cont’d)

Lucky Boy Project – (cont’d)

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

Note 5

Advances Payable

Advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 4

Note 6

Callable Secured Convertible Notes

a)

Callable Secured Convertible Notes

On April 12, 2006, the Company entered into a Securities Purchase Agreement to sell callable secured convertible notes (the “notes”) having an aggregate principal amount of $2,000,000. On the same day the Company issued notes totalling $700,000, maturing on April 12, 2009, and warrants to purchase 11,000,000 shares of the common stock at $0.30 per share, subject to adjustment for the effects of dilutive issuance, exercisable until April 12, 2013.  On May 19, 2006, the Company issued notes totalling $600,000, maturing on May 19, 2009, and warrants to purchase 11,000,000 shares of common stock at $0.30 per share, subject to adjustment for the effects of dilutive issuance, exercisable until May 19, 2013.  On August 22, 2006, the Company issued notes totalling $700,000 with terms identical to the above-noted notes except that there were no warrants attached.

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

A finder’s fee of 10% cash was paid on the sale of the notes.  In addition, warrants to purchase up to 1,000,000 shares, exercisable at $0.30 for a five-year term, will be issued to the finder.  The Company has recorded the finders’ fees, including the value of the warrants, as a deferred financing cost (Note 6(c)).

During the six months ended October 31, 2006, $213,950 of the convertible notes were converted into shares of the Company’s common stock at prices ranging between $0.03 per share and $0.10 per share for a total of 4,000,000 common shares issued.

At October 31, 2006, the principle balance of the convertible notes was $1,734,096, after giving consideration to the conversions noted above and the repayment of $51,954 during the six months ended October 31, 2006.  Subsequent to October 31, 2006, $58,028 of these notes was repaid.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 5

Note 6

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

•

The Company accreted debt principal of $179,264 as at October 31, 2006.

The following table summarizes the various components of convertible debentures as at October 31, 2006:

Callable secured convertible notes	$ 1,218,876
Warrant liability	427,138
Derivative liability	2,355,870

4,001,884
Accretion of principal	179,264

$ 3,822,620

As a result of applying the provisions of SFAS No. 133 and EITF 00-19 for the six months ended October 31, 2006, the Company, upon recording its derivative and warrant liabilities, recorded an interest expense of $1,802,012.  With respect to the convertible notes and warrants issued, the Company recorded an unrealized gain on adjustment of derivative and warrant liabilities to fair value of the underlying securities in the amount of $419,272.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 6

Note 6

Callable Secured Convertible Notes – (cont’d)

b)

Summary of Callable Secured Convertible Notes – (cont’d)

The fair value of the derivatives (including warrants and beneficial conversion feature) were calculated using the Black-Scholes option pricing formula using the following assumptions:

Years to maturity – warrants	6.4 to 6.5 years
Years to maturity – debt	2.4 to 3.0 years
Expected dividend yield	0.0%
Expected volatility	116.29%
Risk-free interest rate	4.39%

c)

Deferred Financing Costs

Deferred financing costs with respect to the above-noted convertible debentures totalling $365,000 ($50,000 for legal fees and $315,000 for finders’ fees, including the value of warrants to be issued) have been capitalized and are being amortized over three years, being the term of the convertible notes.

Total deferred finance costs	$ 365,000
Less: amortization	(61,315)

303,685
Less: current portion	(107,895)

Long-term portion of deferred finance costs	$ 195,790

Note 7

Capital Stock – Notes 4, 6 and 9

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 7

Note 7

Capital Stock – Notes 4, 6 and 9 – (cont’d)

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

During the six months ended October 31, 2006 and the year ended April 30, 2006, the change in share purchase options outstanding is as follows:

	October 31, 2006		April 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of year	3,350,000	$0.10	3,850,000	$0.08

Granted	-	-	4,250,000	$0.10
Exercised	-	-	(1,450,000)	$0.07
Expired	(1,250,000)	$0.10	(3,300,000)	$0.09

Options outstanding, end of period	2,100,000	$0.10	3,350,000	$0.10

Options exercisable, end of period	2,100,000	$0.10	3,350,000	$0.10

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 8

Note 7

Capital Stock – Notes 4, 6 and 9 – (cont’d)

Share Purchase Options – (cont’d)

At October 31, 2006 and April 30, 2006, the share purchase options were outstanding as follows:

	October 31, 2006			April 30, 2006
		Exercise			Exercise
	Number	Price	Expiry	Number	Price	Expiry

Directors and employees	1,000,000	$0.10	Jun 19/07	1,000,000	$0.10	Jun 19/06
Consultants	1,100,000	$0.10	Mar 17/09	1,100,000	$0.10	Mar 17/06
				1,250,000	$0.10	Aug 14/06

	2,100,000			3,350,000

All share purchase options vest immediately at the date of the grant.

The fair value of the stock-based compensation has been determined using the Black-Scholes option pricing model with the following assumptions:

October 31 and April 30,
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

The compensation charge associated with share purchase options in the amount of $58,000 is included in the statement of operations for the six months ended October 31, 2006 (October 31, 2005: $64,051).

The compensation charge associated with directors’ and employees’ options for the six months ended October 31, 2005 in the amount of $27,100 is not recognized in the financial statements, but included in the pro forma amounts below.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 9

Note 7

Capital Stock – Notes 4, 6 and 9 – (cont’d)

Share Purchase Options – (cont’d)

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

October 31,
2005

Net loss	$ (220,886)
Pro forma compensation cost	(27,100)

Pro forma net loss	$ (247,986)

Pro forma net loss per share	$ (0.00)

Share Purchase Warrants

As at October 31, 2006, 22,000,000 share purchase warrants were outstanding entitling the holders thereof the right to purchase 22,000,000 common shares at $0.30 per share.  These warrants expire on April 12, 2013 (11,000,000) and May 19, 2013 (11,000,000).

Note 8

Related Party Transactions – Note 4

The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

					November 24,
					1998 (Date of
					Inception of
					Exploration
	Three months ended		Six months ended		Stage to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2006	2005	2006	2005	2006

Administration fees	$ -	$ -	$ -	$ -	$ 14,527
Equipment	-	-	-	-	3,547
Consulting fees	11,575	8,112	34,400	14,725	231,850
Cost recovery	-	-	-	-	(4,000)
Exploration and development costs	-	-	-	-	16,492
Management fees	41,666	-	70,333	-	361,163
Rent	2,759	2,400	5,388	2,800	9,391
Write-off of oil and gas properties	-	-	-	-	45,000

	$ 56,000	$ 10,512	$ 17,525	$ 17,525	$ 621,969

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 10

Note 8

Related Party Transactions – Note 4 – (cont’d)

At October 31, 2006, prepaid fees and expenses include $Nil (April 30, 2006: $12,000) paid to a company with a common director for management fees.

At October 31, 2006, accounts payable includes $2,300 (April 30, 2006: $7,650) owing to a company with an officer in common for management and consulting fees.

Note 9

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the six months ended October 31, 2006, $213,950 of the convertible notes were converted into shares of the Company’s common stock at prices ranging between $0.03 per share and $0.10 per share for a total of 4,000,000 common shares issued.

This transaction was excluded from the statements of cash flows.

Note 10

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