Form 10QSB
period 2007-01-31
GOLDEN PATRIOT CORP
filed 2007-03-26
CIK 1080036

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

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

There were 81,662,895 common shares outstanding of as of March 22, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

January 31, 2007 and April 30, 2006

(Unaudited)

(Stated in US Dollars)

			(Restated – Note 10)
		January 31,	April 30,
ASSETS		2007	2006
Current
Cash		$ 9,755	$ 190,404
Prepaid fees and expenses – Note 8		21,600	35,575
Current portion of deferred financing costs – Note 6 (b)		36,667	36,667

		68,022	262,646

Advance receivable – Note 3		10,200	-
Deferred financing costs – Note 6 (b)		115,104	71,526
Equipment – Note 8		951	1,189

		$ 194,277	$ 335,361

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 8		$ 72,366	$ 113,365
Advances payable – Note 5		-	203,543

		72,366	316,908
Note payable		-	34,000
Callable secured convertible notes – Notes 6 and 10		896,236	258,976

		968,602	609,884

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 4, 6, 7 and 9
Common stock, $0.001 par value
1,000,000,000	Authorized
79,162,895	outstanding (April 30, 2006: 74,162,895)	79,162	74,162
Additional paid-in capital		5,900,816	4,875,340
Deficit accumulated during the exploration stage		(6,754,303)	(5,224,025)

		(774,325)	(274,523)

		$ 194,277	$ 335,361

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended January 31, 2007 and 2006 and the period from November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2007

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of the
	Three months ended		Nine months ended		Exploration Stage)
	January 31,		January 31,		to January 31,
	2007	2006	2007	2006	2007

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Abandonment of capital assets	-	-	-	-	6,773
Administration fees – Note 8	-	-	-	-	14,527
Amortization	79	118	238	330	6,619
Audit and accounting fees	-	5,209	31,889	18,568	160,607
Consulting fees – Note 8	25,848	4,625	131,308	20,092	3,071,553
Cost recovery – Note 8	-	-	-	-	(11,500)
Exploration and development costs – Note 8	75,223	26,517	319,393	115,738	1,216,218
Filing fees	793	-	6,750	1,850	26,362
Finance charges	18,870	-	96,422	-	103,694
Interest expense (recovered)	44,424	3,085	454,562	8,227	709,661
Investor relations	3,885	50,630	33,950	52,621	237,078
Legal fees	12,852	925	119,933	4,108	223,255
Management fees – Note 8	24,999	-	95,332	-	386,162
Office and miscellaneous	1,741	570	6,712	3,653	57,190
Promotion	-	-	135,896	6,172	195,658
Rent – Note 8	5,985	2,400	11,343	5,200	14,861
Mineral property option payments received	-	-	-	-	(106,940)
Stock-based compensation – Note 7	-	6,000	58,000	70,051	243,044
Telephone	542	-	542	-	3,050
Transfer agent fees	1,099	1,509	9,810	2,630	31,868
Travel and automobile	-	-	18,198	6,919	62,917
Write-down and loss on disposal of equity securities	-	-	-	6,315	19,105
Write-off of accounts payable	-	-	-	-	(1,959)
Write-off of oil and gas properties – Note 8	-	-	-	-	84,500

Net loss for the period	$ (216,340)	$ (101,588)	$ (1,530,278)	$ (322,474)	$ (6,754,303)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	78,298,765	73,593,330	76,068,692	72,896,228

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2007 and 2006

and the period from November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2007

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Nine months ended		Stage) to
	January 31,		January 31,
	2007	2006	2007

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (1,530,278)	$ (322,474)	$ (6,754,303)
Add (deduct) items not affecting cash:
Amortization	238	330	6,619
Amortization of deferred financing costs	96,421	-	98,229
Accretion of convertible debt discount	206,450	-	210,102
Abandonment of capital assets	-	-	6,773
Mineral property option payments received	-	-	(46,940)
Interest expense	230,797	-	449,263
Write-down and loss on disposal of equity securities		6,315	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	-	50,630	155,400
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Stock-based compensation	58,000	70,051	243,044
Change in non-cash working capital items related to operations
Amounts receivable	-	2,122	-
Prepaid fees and expenses	13,975	-	(21,600)
Advances receivable	(10,200)	-	(10,200)
Accounts payable and accrued liabilities	(40,999)	77,126	177,870
Advances payable	(203,543)	294	30,000

Cash used in operating activities	(1,179,139)	(115,606)	(2,062,427)

			.../cont’d

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2007 and 2006

and the period from November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2007

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			the Exploration
	Nine months ended		Stage) to
	January 31,		January 31,
	2007	2006	2007

Cash Flows provided by Financing Activities
Common stock issued	$ -	$ -	$ 224,656
Common stock subscriptions	-	-	63,200
Common stock issued – options	-	107,500	232,844
Convertible notes payable	1,300,000	-	2,000,000
Repayment of convertible notes	(127,510)	-	(127,510)
Deferred financing costs	(140,000)	-	(250,000)
Note payable repayment	(34,000)	-	-

Cash flow provided by financing activities	998,490	107,500	2,143,190

Cash Flows provided by (used in) Investing Activities
Proceeds from sale of equity securities	-	(20,000)	-
Proceeds from sale of equity securities	-	19,224	27,835
Acquisition of capital assets	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash provided by (used in) investing activities	-	(776)	(71,008)

Net increase (decrease) in cash during the period	(180,649)	(8,882)	9,755

Cash, beginning of the period	190,404	11,461	-

Cash, end of the period	$ 9,755	$ 2,579	$ 9,755

Non-cash transactions – Note 9

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2007

(Unaudited)

(Stated in US Dollars)

			(Restated – Note 10)
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

…/cont’d.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2007

(Unaudited)

(Stated in US Dollars)

			(Restated – Note 10)
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

…/cont’d

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to January 31, 2007

(Unaudited)

(Stated in US Dollars)

			(Restated – Note 10)
				Deficit
				Accumulated
	(Note 7)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2005	72,012,895	72,012	3,945,603	(4,449,245)	(431,630)
Stock issued pursuant to exercise of options – at $0.07	1,250,000	1,250	86,250	-	87,500
– at $0.10	200,000	200	19,800	-	20,000
Stock issued pursuant to investor relations agreements – at $0.079	600,000	600	46,800	-	47,400
– at $0.09	100,000	100	8,900	-	9,000
Stock-based compensation	-	-	104,844	-	104,844
Discount on convertible notes payable	-	-	441,024	-	441,024
Beneficial conversion feature on convertible notes payable	-	-	222,119	-	222,119
Net loss for the year	-	-	-	(774,780)	(774,780)

Balance, April 30, 2006	74,162,895	74,162	4,875,340	(5,224,025)	(274,523)
Stock-based compensation	-	-	58,000	-	58,000
Discount on convertible notes payable	-	-	452,729	-	452,729
Conversion of notes payable	5,000,000	5,000	283,950	-	288,950
Beneficial conversion feature on convertible notes payable	-	-	230,797	-	230,797
Net loss for the period	-	-	-	(1,530,278)	(1,530,278)

Balance, January 31, 2007	79,162,895	$ 79,162	$ 5,900,816	$ (6,754,303)	$ (774,325)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007

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

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2007, the Company had not yet achieved profitable operations, has accumulated a deficit of $6,754,303 since its inception, has a working capital deficiency of $62,611 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Advance Receivable

Advance receivable is unsecured, non-interest bearing and has no specific terms for repayment.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2007

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

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. (“Minterra”) the option to earn a 50% ownership interest in the Gold View and Dun Glen properties (including the Sierra claims).  As consideration Minterra was required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $46,940 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra was also responsible for all of the advance royalty payments and net smelter return royalties on these properties.  During year ended April 30, 2006 and subsequently, Minterra terminated its option in the Dun Glen property and Gold View claims.  The Company has also abandoned its interest in these claims

By an option agreement dated November 3, 2006, the Company granted Canasia Industries Corporation the option to earn an undivided 50% interest in the Debut Prospect for consideration of the Optionor incurring exploration expenditures aggregating Cdn$1,000,000 over ten years from the execution of the agreement and to make all necessary payments to keep the property in good standing.  The optionor is a related party by virtue of common directors.

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 3

Note 4

Mineral Properties – (cont’d)

Lucky Boy Project – (cont’d)

Exploration
Property Payments	Development Costs	Due Date

$ 25,000	$ -	On execution (paid)
25,000	-	April 17, 2006 (paid)
25,000	500,000 (incurred)	March 17, 2007
-	425,000	March 17, 2008

$ 75,000	$ 925,000

The March 17, 2007 property payment has not been paid, however subsequent to January 31, 2007, the Company has negotiated an extension to March 30, 2007.

As the Company has incurred $500,000 in the cumulative on the Lucky Boy Project, it has earned a 60% interest on the property.  For each further $100,000 that the Company spends on the property it will earn the right but not the obligation to earn a further 8% on the property.

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

The Company staked an additional 12 mineral claims that are not subject to either option agreement referred to above.  A company has indicated it holds an interest in these claims, which is disputed by the Company.

Note 5

Advances Payable

Advances payable are unsecured, non-interest bearing and have no specific terms for repayment.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 4

Note 6

Callable Secured Convertible Notes – Note 10

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

A finder’s fee of 10% cash was paid on the sale of the notes.  In addition, warrants to purchase up to 1,000,000 shares, exercisable at $0.30 for a five-year term, will be issued to the finder.  The warrants will be recorded at their fair value upon issuance.

During the nine months ended January 31, 2007, $288,950 of the convertible notes were converted into shares of the Company’s common stock at prices ranging between $0.03 per share and $0.10 per share for a total of 5,000,000 common shares issued.

At January 31, 2007, the principle balance of the convertible notes was $1,583,540, after giving consideration to the conversions noted above and the repayment of $127,510 during the nine months ended January 31, 2007.  Subsequent to January 31, 2007, $144,690 of these notes was converted to 2,000,000 shares of common stock.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 5

Note 6

Callable Secured Convertible Notes – (cont’d)

b)

Deferred Financing Costs

Deferred financing costs with respect to the above-noted convertible debentures totalling $250,000 ($50,000 for legal fees and $200,000 for finders’ fees have been capitalized and are being amortized over three years, being the term of the convertible notes.  If the convertible note, or any part thereof, is converted or repaid, then the unamortized deferred financing charges related to the extinguished debt are expensed at the date of conversion or repayment.

Total deferred finance costs	$ 250,000
Less: amortization	(98,229)

151,771

Less: current portion	(36,667)

Long-term portion of deferred finance costs	$ 115,104

c)

Summary of Callable Secured Convertible Notes

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in EITF 98-5, EITF 00-19 and APB 14 are as follows:

•

The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair values on the date the proceeds were received.  The discount on the debt recorded as a result of allocating the proceeds to the detachable warrants is netted against the face value of the debt for financial statement presentation purposes.

•

The Company recorded beneficial conversion features on the remaining amount allocated to the convertible debt based on an evaluation in accordance with EITF 00-27 using the effective conversion price.

•

The Company accreted debt principal of $206,450 during the nine months ended January 31, 2007.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 6

Note 6

Callable Secured Convertible Notes – (cont’d)

c)

Summary of Callable Secured Convertible Notes – (cont’d)

The following table summarizes the various components of convertible debentures as at January 31, 2007:

Callable secured convertible notes	$ 2,000,000
Less: Repayment	(127,510)
Conversions	(288,950)
Debt discounts	(893,754)

689,786

Accretion of discount	206,450

$ 896,236

As a result of applying the provisions of EITF 98-5 and EITF 00-27 for the nine months ended January 31, 2007, the Company, upon determining the convertible notes on May 19, 2006 contained a beneficial conversion feature, recorded an interest expense of $230,797.

Note 7

Capital Stock – Note 6

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

January 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 7

Note 7

Capital Stock – Note 6 - (cont’d)

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

During the nine months ended January 31, 2007 and the year ended April 30, 2006, the change in share purchase options outstanding is as follows:

	January 31, 2007		April 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of year	3,350,000	$0.10	3,850,000	$0.08

Granted	-	-	4,250,000	$0.10
Exercised	-	-	(1,450,000)	$0.07
Expired	(1,250,000)	$0.10	(3,300,000)	$0.09

Options outstanding, end of period	2,100,000	$0.10	3,350,000	$0.10

Options exercisable, end of period	2,100,000	$0.10	3,350,000	$0.10

At January 31, 2007 and April 30, 2006, the share purchase options were outstanding as follows:

	January 31, 2007			April 30, 2006
		Exercise			Exercise
	Number	Price	Expiry	Number	Price	Expiry

Directors and employees	1,000,000	$0.10	Jun 19/07	1,000,000	$0.10	Jun 19/06
Consultants	1,100,000	$0.10	Mar 17/09	1,100,000	$0.10	Mar 17/06
				1,250,000	$0.10	Aug 14/06

	2,100,000			3,350,000

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 8

Note 7

Capital Stock – Note 6 - (cont’d)

Share Purchase Options – (cont’d)

As at January 31, 2007, all share purchase options have vested.

The fair value of the stock-based compensation has been determined using the Black-Scholes option-pricing model with the following assumptions:

January 31, 2007
and April 30,
2006

Expected dividend yield	0.0%
Expected volatility	90-149%
Risk-free interest rate	2.38–5.35%
Weighted average expected term in years	1 year

The Black-Scholes option-pricing model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

The compensation charge associated with share purchase options in the amount of $58,000 is included in the statement of operations for the nine months ended January 31, 2007 (January 31, 2006: $70,051).

The compensation charge associated with directors’ and employees’ options for the nine months ended January 31, 2006 in the amount of $27,100 is not recognized in the financial statements, but included in the pro forma amounts below.

Had compensation cost associated with directors’ and employee options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

January 31,
2006

Net loss	$ (322,474)
Pro forma compensation cost	(27,100)

Pro forma net loss	$ (349,574)

Pro forma net loss per share	$ (0.00)

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 9

Note 7

Capital Stock – Note 6 – (cont’d)

Share Purchase Warrants

As at January 31, 2006, 22,000,000 share purchase warrants were outstanding entitling the holders thereof the right to purchase 22,000,000 common shares at $0.30 per share.  These warrants expire on April 12, 2013 (11,000,000) and May 19, 2013 (11,000,000).

Note 8

Related Party Transactions

The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

					November 24,
					1998 (Date of
					Inception of
					Exploration
	Three months ended		Nine months ended		Stage to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006	2007

Administration fees	$ -	$ -	$ -	$ -	$ 14,527
Equipment	-	-	-	-	3,547
Consulting fees	10,500	4,625	44,900	19,350	242,350
Cost recovery	-	-	-	-	(4,000)
Exploration and development costs	-	-	-	-	16,492
Management fees	24,999	-	95,332	-	386,162
Rent	4,502	2,400	9,890	5,200	13,893
Write-off of oil and gas properties	-	-	-	-	45,000

	$ 40,001	$ 7,025	$ 150,122	$ 24,550	$ 717,971

At January 31, 2007, prepaid fees and expenses include $Nil (April 30, 2006: $12,000) paid to a company with a common director for management fees.

At January 31, 2007, accounts payable includes $27,166 (April 30, 2006: $7,650) owing to a companies with an officer in common for management and consulting fees.

Note 9

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the nine months ended January 31, 2007, $288,950 of the convertible notes were converted into shares of the Company’s common stock at prices ranging between $0.03 per share and $0.10 per share for a total of 5,000,000 common shares issued.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 10

Note 9

Non-cash Transaction – (cont’d)

During the nine months ended January 31, 2006, the Company issued 700,000 common shares having a value of $56,400 to consultants pursuant to investor relations agreements.

These transactions were excluded from the statements of cash flows.

Note 10

Restatement of Prior Period Financial Statements

The Company has restated its financial statements for its year ended April 30, 2006 as a result of reassessing the manner in which it accounts for the provisions of its outstanding Callable Secured Convertible Notes (“Notes”). The Company had recorded derivative liabilities for each of the embedded conversion feature and detachable warrant components of the notes under the provisions of Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). However, these components of the notes meet the definition of equity instruments as prescribed by the Emerging Issues Task Force “EITF” Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Stock”. As a result, these components of the Notes qualify for the scope exception in SFAS 133 and instead, the proceeds received in respect of the Notes are allocated between the debt instrument and the detachable warrants based on their relative fair values in accordance with the provisions of APB-14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Subsequent to the allocation of proceeds, the balance allocated to the debt portion of the instrument is evaluated, in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, to determine whether the instrument contains a beneficial conversion feature at inception. Moreover, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” indicates that this evaluation is done using the effective conversion price inherent in the debt instrument. Any discount resulting from a beneficial conversion feature is expensed as interest expense at inception given that the debt is immediately convertible. On April 12, 2006, the Company issued Notes totalling $700,000 with detachable warrants to purchase 11,000,000 shares of the Company’s common stock and which were allocated a fair value of $441,024 and the Notes were also determined to have a beneficial conversion feature valued at $ 222,119.

As a result of the foregoing, the financial statements for the year ended April 30, 2006 have been restated: interest expense has decreased by $1,361,144 from $1,594,167 to $233,023 and net loss for the period has decreased by the same amount from $2,135,924 to $774,077; the basic loss per share decreased from $0.03 to $0.01; the warrant and derivative liabilities of $1,192,070 and $387,540 respectively were eliminated, the callable secured convertible notes balance decreased by $3,652, net of the discount of 441,024 and the additional paid-in capital balance increased by $222,119 from $4,653,221 to $4,875,340.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 11

Note 11

Subsequent Events – Notes 4 and 6

On March 15, 2007, the Company entered into a private placement agreement for the issuance of 3,900,000 common shares and 3,000,000 share purchase warrants at $0.0538 per share for gross proceeds of  $209,820.  Each warrant entitles the holder the right to purchase one additional common share of the Company at $0.10 per share until March 15, 2014.  The agreement has not closed as the Company is negotiating revised terms to the agreement.

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

As of January 31, 2007, we had cash reserves of $9,755.  As of the date of this Report, we have approximately $9,000 in remaining funds.

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

In connection with our agreement with Handley, we were obligated to make a property payment of $25,000 by March 17, 2007.  Handley has agreed to extend the deadline, if we are able to secure financing we will make the property payment as soon as possible. If we do not make that payment, we will lose our option to obtain the remaining 40% interest in the Lucky Boy Prospect.  At this time, we lack the funds to make the property payment.

In June 2006, we acquired a 100% interest in an additional 12 lode claims (the “Get Lucky Prospect”) that are near the Lucky Boy Prospect.  We owe approximately $2,000 in August 2007 for BLM fees.  We currently have the funds to make this payment.

In August 2006, we paid $3,250 in claims fee to maintain the Lucky Boy Prospect for the following twelve months.  We owe approximately $3,250 in August 2007 for BLM fees.  We currently have the funds to make this payment.

We retained Ashworth Explorations Ltd. (“Ashworth”) to run the work program on our Arizona properties. Ashworth has been in business for over 25 years as a mineral exploration contractor.  Clive Ashworth is the president and director of Handley and of Ashworth, and he was also one of our consultants at the time when entered into this agreement.  We are mainly exploring for uranium at this time.

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

Fred Brost, P.E., of Mining and Environmental Consultants Inc. has been working in conjunction with SWCA Environmental Consulting Inc. and aided in expediting all permitting applications pertinent to the plan of operations for the first stage of property exploration and overseeing all reclamation work.  The plan of operations was approved by the BLM and by the State of Arizona for 25 drill holes.  The plan of operations included: road construction, drill pad construction as well as a multi-hole drill program.  The operator drilled 23 holes on the Lucky Boy Prospect.   Samples taken from the drill program were shipped to Jacob Laboratories for sorting then to IPL Labs for final testing.

The assay results were received by the operator and the following positive results were ascertained. The reverse circulation drill program, totaling 3,430 feet in 23 holes, testing geological and anomalous areas of the Lucky Boy Prospect has been successful in delineating mineralization over a strike length of approximately 396 feet.

Drilling also suggests a NE/SW trend to the mineralization which is open along strike.

The operator is now performing reclamation duties as required by the BLM and state authorities.  This work was included in our plan of operations and we have incurred approximately $15,000 in costs as of the date of this Report, and there may be up to an additional $10,000 in associated costs that may still be incurred.

The project geologist reports that the fist phase of the drill program has been successful in determining various grades of 2lbs/ton and greater, with widths of 10 to 20 feet in a number of drill-holes on the property based on scintilometer readings of the samples, and observations of the anomalous thickness, by him, on site. The chemical assays and correlated down-hole probe radiometrics will give the definitive results and determine the next phase of drilling to further define the ore body.

The operator has initiated a down-hole radiometric survey.  The survey tested the 23 recently drilled holes and 10 pre-existing open holes from a drill program conducted in the 1970's.  As of the date of this Report, the down-hole radiometric survey has been completed and we are waiting for the results from the lab.

The operator expects the next phase of the work program, further described below, to cost approximately $150,000 over the next twelve months.  We currently do not have the funds to pay for this work program.  We are not obligated to pay these costs nor  will not lose our existing interest if we do not pay these costs.  However if we receive adequate financing we do intend on paying part or all of these costs.  Handley could fund the work program but it is unclear it they will or not.  If neither party funds the next phase of the work program, then the work program may not be carried out.

Depending on the results of drilling and our financial capability, we may implement the a work program recommended by the operator of the Lucky Boy Prospect as described in their report.  A full geological and geochemical report is being prepared and will contain the results along with recommendations.

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

The Debut Prospect consists of 16 unpatented lode mining claims held directly by us.  In August 2006 we paid $2,000 in claim maintenance fees due to the U.S. Bureau of Land Management in order to maintain the claims in good standing, these fees are annual and are next due in August 2007. We currently have the funds to make this payment.  In September 2006 we paid $144 due in Elko County for filing fees for the next twelve months in order to maintain the claims in good standing, we will owe a similar amount in September 2007.

On November 3, 2006, we entered into an option agreement with Canasia Industries Corp.  (“Canasia”). A copy of the Option Agreement was filed as an exhibit to our Amended Quarterly Report on Form 10-QSB/A, as filed with the Securities and Exchange Commission on December 21, 2006.  We granted Canasia the option to earn an undivided 50% interest in the Debut Prospect for consideration of Canasia incurring exploration expenditures aggregating CDN$1,000,000 over ten years from the execution of the agreement and making all necessary payments to keep the property in good standing.  Canasia is a related party by virtue that our president, Bradley Rudman, is a director of Canasia and our Secretary, Negar Towfigh, is Canasia’s Chief Financial Officer.

Canasia has retained Cooper Minerals, a private Nevada company, to operate the Debut Prospect, subject to a formal operators agreement.  They are currently waiting for weather conditions to improve so that they may access the property and initiate a sampling program.

In 2004, we also acquired a 2% net smelter royalty (NSR) from Scoonover retained on 20 mineral claims covering the SMH gold property and a 2% NSR retained on eight claims covering the Roxy Silver property.  We have not received any revenue to date from either NSR.

Both of these properties were wholly owned by McNab Creek Gold Company ("McNab"). McNab neglected to pay the BLM claims fees on the Roxy Silver property due on September 1, 2005 and the BLM claim fees on the SMH gold property due on September 1, 2006; therefore, it lost the claims, and we no longer have a 2% NSR on the 28 claims covering the Roxy Silver property and the SMH gold property. We have abandoned our rights to the other claims we acquired from Scoonover.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of January 31, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II – OTHER INFORMATION

Item 1

LEGAL PROCEEDINGS.

None.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales during the period November 1, 2006 to January 31, 2007.

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

We are negotiating with Clio General SA (“Clio”) regarding our sale to Clio in a private placement transaction of 3,900,000 shares of our common stock at $0.0538 per share, and 3,000,000 warrants, for gross proceeds of $209,820.  Each warrant entitles Clio the right to purchase one additional share of our commons stock at $0.10 per share until March 15, 2014.  The agreement has not closed as the Company is negotiating revised terms to the agreement.

The exact terms and conditions of that transaction are not known at this time and the agreement has not closed as we are negotiating revised terms to the agreement; provided,

however, as Clio is not a U.S. person, we anticipate that transaction will be exempt from the registration requirements of the Securities Act of 1933, because of the exemption specified by the provisions of Regulation S.  Accordingly, the shares of our common stock issued in that transaction will be restricted securities and subject to the provisions of Rule 144 regarding their disposition.  We cannot provide any assurance or guarantee that we will be able to consummate that transaction.

In January 2007, we received notice from another entity that they purport to have a claim to an interest in the Get Lucky Prospect.  We believe that this other entity does not have an interest in the Get Luck y Prospect and we have requested from that entity evidence of that entity's claim and, to date, that entity has not provided that evidence.

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

Date:  March 26, 2007

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director