Form 10KSB/A
period 2006-04-30
GOLDEN PATRIOT CORP
filed 2007-07-31
CIK 1080036

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

On March 17, 2006, Handley Minerals Inc. provided us with an amendment to the agreement whereby an extension was made to make the rest of the second property payment and to pay approximately $47,300 in exploration and development costs by April 17, 2006, both of which have been paid as of the date of this Annual Report, as well as to make up the remaining amount of the exploration and development short fall from the first year in the second year expenditure obligations.  Subsequent to the year ended April 30, 2006, we have made further payments of approximately $110,000 for exploration and development of the Lucky Boy Prospect.

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

Stock Options

The following table sets forth certain information concerning equity compensation under our 2004 Non-Qualified Stock Option Plan, 2005 Non-Qualified Stock Option Plan, and 2005 B Non-Qualified Stock Option Plan as of April 30, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,350,000	$0.10	4,950,000
Total	3,350,000	$0.10	5,950,000

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

There are 3,000,000 options authorized pursuant to the 2005 Non-Qualified Stock Option Plan.  To date, we have granted options to purchase 3,000,000 shares pursuant to this plan.  Of these, 1,000,000 options have been exercised, 100,000 options expired unexercised and 1,900,000 options remain outstanding as of April 30, 2006.  This plan was adopted by our board of directors on March 18, 2005.  On April 13, 2006, Jason Gigliotti, one of our consultants, exercised 1,000,000 options under this plan and paid us the exercise cost of $70,000. As of April 30, 2006, we had not issued Mr. Gigliotti his shares.  Subsequent to April 30, 2006, Mr. Gigliotti and we mutually agreed to not exercise the option and we refunded his funds on August 29, 2006.  Therefore, his 1,000,000 options were never exercised and expired, though the initial intention was to exercise these options.

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

PLAN OF OPERATIONS

As of April 30, 2006, we had cash reserves of $190,404.  As of July 28, 2006, we had cash reserves of approximately $91,000.  On April 18, 2006, we received funds of $700,000 from AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in connection with our $2 million April 12, 2006 notes and warrants financing.  There were no restrictions placed on us regarding the use of those funds.  As of April 30, 2006, we had remaining cash reserves of $190,404.  In May 2006, we received additional funds of $600,000 from AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC in connection with our April 12, 2006 notes and warrants financing.  There were no restrictions placed on us regarding the use of those funds.  As of July 28, 2006, we had cash reserves of approximately $91,000.  Additionally, we received a final installment of additional funds of $700,000 from AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC on August 23, 2006, shortly after our registration statement on Form SB-2 filed with the SEC is declared effective.  There were no restrictions placed on us regarding the use of those funds.  If we receive such financing as anticipated, we believe that these cash reserves will satisfy our cash requirements in order to continue as a going concern for at least twelve months following the date of this Annual Report.

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

On March 17, 2006, Handley Minerals Inc. provided us with an amendment to the agreement whereby an extension was made to make the rest of the second property payment and to pay approximately $47,300 in exploration and development costs by April 17, 2006, both of which have been paid as of the date of this Annual Report, as well as to make up the remaining amount of the exploration and development short fall from the first year in the second year expenditure obligations.  Subsequent to the year ended April 30, 2006, we have made further payments of approximately $110,000 for exploration and development of the Lucky Boy Prospect.

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

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company other than the following:

On April 12, 2006, we entered into a notes financing agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  Under the agreement, we will issue up to $2,000,000 in secured convertible notes.  The secured convertible notes are secured by all of our assets and property.  As such, if we default on the secured convertible notes, we could be forced to forfeit all of our assets and property to the noteholders, which, in effect, could cause a change in control of our business, in that our business assets would be owned by the noteholders.

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

Certification of Chief Financial Officer pursuant to 15. U.S.C. Section

10A, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 33

Certification Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DOCUMENTS INCORPORATED BY REFERENCE

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the SEC.  Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington D.C. 20549 and copies of such materials can be obtained from the Public Reference Section of the SEC at its principal office in Washington, D.C., at prescribed rates.  In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.  We intend to furnish our shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

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

GOLDEN PATRIOT, CORP.
Dated: July 24, 2007	By: /s/ Bradley Rudman Bradley Rudman President, CFO, & Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: July 24, 2007	By: /s/ Bradley Rudman Bradley Rudman President, CFO & Director
Dated: July 24, 2007	By: /s/ Steven Goldberg
Steven Goldberg
Director