Form 10QSB/A
period 2006-10-31
GOLDEN PATRIOT CORP
filed 2007-08-01
CIK 1080036

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

October 31, 2006

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2006 and April 30, 2006

(Unaudited)

(Stated in US Dollars)

		October 31,	April 30,
ASSETS		2006	2006

Current
Cash		$ 228,093	$ 190,404
Prepaid fees and expenses – Note 9		21,600	35,575
Current portion of deferred financing costs – Note 7(c)		107,895	36,667

		357,588	262,646
Advance receivable – Note 3		10,200	-
Deferred financing costs – Note 7(c)		195,790	71,525
Equipment		1,030	1,189

		$ 564,608	$ 335,360

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 9		$ 177,987	$ 113,365
Advances payable – Note 6		-	203,543

		177,987	316,908
Note payable		-	34,000
Callable secured convertible notes – Note 7		1,039,612	262,628
Warrant liability – Note 7		427,138	1,192,070
Derivative liability – Note 7		2,355,870	387,540

		4,000,607	2,193,146

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 5, 7, 8 and 10
Common stock, $0.001 par value
1,000,000,000	Authorized
78,162,895	outstanding (April 30, 2006: 74,162,895)	78,162	74,162
Additional paid-in capital		5,357,547	4,653,221
Deficit accumulated during the exploration stage		(8,871,708)	(6,585,169)

		(3,435,999)	(1,857,786)

		$ 564,608	$ 335,360

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended October 31, 2006 and 2005 and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2006

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended		Six months ended		Stage) to
	October 31,		October 31,		October 31,
	2006	2005	2006	2005	2006

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Abandonment of capital assets	-	-	-	-	6,773
Administration fees – Note 9	-	-	-	-	14,527
Amortization	80	102	159	212	6,540
Audit and accounting fees	10,258	9,046	42,523	13,359	161,597
Consulting fees – Note 9	15,644	8,612	94,825	15,467	3,035,222
Cost recovery – Note 9	-	-	-	-	(11,500)
Exploration and development costs – Note 9	118,042	5,163	244,170	89,221	1,152,297
Filing fees	254	319	5,957	1,850	25,913
Finance charges	63,977	-	77,552	-	79,360
Investor relations	4,261	590	30,065	1,991	233,758
Legal fees	36,664	2,573	107,081	3,183	213,597
Management fees – Note 9	41,666	-	70,333	-	361,163
Office and miscellaneous	2,443	1,156	4,971	3,083	51,033
Promotion	28,154	2,492	135,896	6,172	190,506
Rent – Note 9	2,759	2,400	5,358	2,800	11,990
Mineral property option payments received	-	-	-	-	(106,940)
Stock-based compensation	-	55,090	58,000	64,051	243,044
Telephone	-	-	-	-	3,050
Transfer agent fees	5,540	337	8,711	1,121	30,799
Travel and automobile	-	6,919	18,198	6,919	62,917
Write-down and loss on disposal of equity securities	-	-	-	6,315	19,105
Write-off of accounts payable	-	-	-	-	(1,959)
Write-off of oil and gas properties – Note 9	-	-	-	-	84,500

Loss for the period before other items	(329,742)	(94,799)	(903,799)	(215,744)	(5,867,292)

Other items:
Interest expense – Note 7(b)	(171,547)	(2,571)	(1,802,012)	(5,142)	(3,423,688)
Unrealized gain on adjust of derivative and warrant liability to fair value of underlying securities	917,694	-	419,272	-	419,272

Net income (loss) for the period	416,405	(97,370)	(2,286,539)	(220,886)	(8,871,708)

Basic loss per share	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted average number of shares outstanding	75,744,417	72,931,373	74,953,656	72,526,482

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

Non-cash transaction – Note 10

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2006

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 8)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Stock issued pursuant to private placement agreements – at $0.15	66,665	$ 67	$ 1,933	$ -	$ 2,000
– at $2.25	442,475	442	198,672	-	199,114
– at $3.00	11,110	11	6,656	-	6,667
– at $74.91	1,335	1	19,999	-	20,000
– at $2.25	37,500	38	16,837	-	16,875

	559,085	559	244,097	-	244,656
Net loss for the period	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	559,085	559	244,097	(184,872)	59,784
Stock rescission – at $74.91	(1,335)	(1)	(19,999)	-	(20,000)
Stock subscriptions – at $1.50	194,000	194	58,006	-	58,200
Net loss for the year	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	751,750	752	282,104	(319,894)	(37,038)
Stock subscriptions – at $1.50	16,665	16	4,984	-	5,000
Net loss for the year	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	768,415	768	287,088	(394,365)	(106,509)
Net loss for the year	-	-	-	(77,816)	(77,816)

Balance, April 30, 2002	768,415	768	287,088	(472,181)	(184,325)
Stock subscriptions – at $2.25	66,690	67	29,933	-	30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)

…/cont’d.

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage) to October 31, 2006

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 8)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements – at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements – at $0.10	12,500,000	12,500	237,500	-	250,000
– at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
– at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
– at $0.45	100,000	100	44,900	-	45,000
– at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire resource properties – at $0.43	1,000,000	1,000	429,000	-	430,000
– at $0.35	222,000	222	77,478	-	77,700
Stock issued pursuant to exercise of options – at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004	71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements – at $0.36	275,000	275	98,725	-	99,000
Stock issued pursuant to debt settlement agreements – at $0.75	48,400	48	3,582	-	3,630
Stock-based compensation	-	-	80,200	-	80,200
Net loss for the year	-	-	-	(364,939)	(364,939)

Balance, April 30, 2005	72,012,895	72,012	3,945,603	(4,449,245)	(431,630)
Stock issued pursuant to exercise of options – at $0.07	1,250,000	1,250	86,250	-	87,500
– at $0.10	200,000	200	19,800	-	20,000
Stock issued pursuant to investor relations agreements – at $0.079	600,000	600	46,800	-	47,400
– at $0.09	100,000	100	8,900	-	9,000
Stock-based compensation	-	-	104,844	-	104,844
Discount on convertible notes payable	-	-	441,024	-	441,024
Net loss for the year	-	-	-	(2,135,924)	(2,135,924)

Balance, April 30, 2006	74,162,895	74,162	4,653,221	(6,585,169)	(1,857,786)
Stock-based compensation	-	-	58,000	-	58,000
Discount on convertible notes payable	-	-	436,376	-	436,376
Conversion of notes payable	4,000,000	4,000	209,950	-	213,950
Net loss for the period	-	-	-	(2,286,539)	(2,286,539)

Balance, October 31, 2006	78,162,895	$ 78,162	$ 5,357,547	$ (8,871,708)	$ (3,435,999)

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 2

Note 3

Additional Significant Accounting Policy

Stock-based Compensation

The Company accounts for stock-based compensation using FAS 123R which requires public companies to recognize the cost of services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of the grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in assumptions can materially affect the fair value estimate.  The Company adopted FAS No. 123R on May 1, 2006.  Accordingly, the adoption of FAS No. 123R’s fair value method has a significant impact on the statement of operations, although it will have no impact on overall financial position.  Had the Company adopted FAS No. 123R in prior periods, the impact of that standard would have approximately the impact of FAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to the consolidated financial statements.

Note 4

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

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. (“Minterra”) the option to earn a 50% ownership interest in the Gold View and Dun Glen properties (including the Sierra claims).  As consideration Minterra was required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $46,940 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra was also responsible for all of the advance royalty payments and net smelter return royalties on these properties.  During year ended April 30, 2006 and subsequently, Minterra terminated its option in the Dun Glen property and Gold View claims.  The Company has also abandoned its interest in these claims.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 3

Note 5

Mineral Properties – (cont’d)

Scoonover Properties – (cont’d)

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

Note 7

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

Note 7

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

Note 7

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

Note 8

Capital Stock – Notes 5, 7 and 10

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 7

Note 8

Capital Stock – Notes 5, 7 and 10 – (cont’d)

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 8

Note 8

Capital Stock – Notes 5, 7 and 10 – (cont’d)

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 9

Note 8

Capital Stock – Notes 5, 7 and 10 – (cont’d)

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

Note 9

Related Party Transactions – Note 5

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2006

(Unaudited)

(Stated in US Dollars) – Page 10

Note 9

Related Party Transactions – Note 5 – (cont’d)

At October 31, 2006, prepaid fees and expenses include $Nil (April 30, 2006: $12,000) paid to a company with a common director for management fees.

At October 31, 2006, accounts payable includes $2,300 (April 30, 2006: $7,650) owing to a company with an officer in common for management and consulting fees.

Note 10

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

Note 11

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

Date:  July 24, 2007

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director