Form 10KSB
period 2007-04-30
GOLDEN PATRIOT CORP
filed 2007-08-14
CIK 1080036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number _0-33065________________________

Golden Patriot, Corp. Name of Small Business Issuer

Nevada (State or other jurisdiction of incorporation or organization)	98-0216152 (I.R.S. Employer Identification No.)

626 RexCorp Plaza Uniondale, New York (Address of principal executive offices)	11556 (Zip Code)

Issuer's telephone number: (516) 522-2823

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $0.001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The issuer had no revenues for the year ended April 30, 2007.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 10, 2007, based on the closing trading price of the day of $0.025 for the issuer’s Common Shares, $0.001 par value (the “Common Shares”) was $1,761,222.

The number of shares outstanding of the issuer's common equity, as of August 10, 2007, was 94,912,895.

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

Our Current Business

We are engaged in the exploration of our Lucky Boy uranium property in Arizona and we may choose to explore our Debut mineral properties in Nevada.

Lucky Boy Property

By an option agreement dated March 17, 2005, we were granted an option by Handley Minerals Inc. (“Handley”) to acquire up to a 100% interest in 14 mineral claims and an 80 acre State Lease (the “Lucky Boy Prospect”) located in Gila County, Arizona.  We acquired a 60% interest in the Lucky Boy Prospect by exercising the option.  As of the date of this Annual Report, we have paid approximately $494,102 on exploration and development of this prospect.  The Lucky Boy Prospect is subject to a 3% yellow cake royalty.

Pursuant to our original agreement with Handley Minerals Inc., if we chose to fully exercise our option we were obligated to pay the following:

(a) make a property payment of $25,000 upon execution, which we paid;

(b) make a property payment of $25,000 on March 17, 2006, of which we paid $10,000 in advance and $15,000 on April 17, 2006;

(c)  to incur $200,000 in exploration and development costs by March 17, 2006, but only approximately $150,000 was incurred by March 17, 2006 and the rest was incurred during the year ended April 30, 2007;

(d) make a property payment of $25,000 on March 17, 2007, which was not paid;

(e) to incur $300,000 in exploration and development costs by March 17, 2007, which were incurred; and

(f) to incur $425,000 in exploration and development costs by March 17, 2008.

On March 17, 2006, Handley provided us with an amendment to the agreement whereby an extension was made to make the rest of the second property payment and to pay approximately $47,300 in exploration and development costs by April 17, 2006, both of which were paid, as well as to make up the remaining amount of the exploration and development short fall from the first year in the second year expenditure obligations, which were made.

We did not make the property payment of $25,000 due on March 17, 2007, and Handley agreed to extend the deadline, but we did not make the property payment, therefore we no longer have an option to earn any additional interest on the Lucky Boy Prospect.  We are not obligated to make further payments on the property except for payments necessary to maintain the property in good standing.

In June 2006, an additional 12 lode claims (the “Get Lucky Claims”) were staked and registered by Handley on our behalf.  These new claims are located in the same vicinity as the Lucky Boy Prospect and we are most probably developing the two as one prospect, under one work program and most likely with one operator.  We have a 100% interest in the Get Lucky Claims.  US Minerals, LLC, has indicated that they hold an interest in the Get Lucky Claims but we are disputing this issue.  US Minerals has indicated that they believe our Get Lucky Claims  are staked over the top of their claims.  Ashworth Explorations Ltd. (“Ashworth”) as the operator of Lucky Boy Prospect, has informed us that we have title to the claims and is looking into this matter on our behalf.  We may or may not have proper title to these claims and we anticipate the matter to be resolved either by us retaining a 100% interest in the claims, by us losing the claims, or by us conducting a joint venture with US Minerals on these claims.

We have retained Ashworth to run the work program on the Lucky Boy Prospect, including the Get Lucky Claims.  Ashworth has been in business for over 25 years as a mineral exploration contractor.  Clive Ashworth is the president and director of Handley and of Ashworth

The first phase of exploration consisted of geological mapping and sampling, an MMI geochemical survey, grid-establishment (line-cutting) and radiometric surveys consisting of a 6 man crew and the project geologist. The first phase is complete whereby the grid, line-cutting, MMI soil sampling, and some radiometric surveys have been completed. The samples were shipped to SGS Laboratories of Canada, who processed the results. The preliminary results on rock samples returned very encouraging uranium grades and the operator recently received the MMI results.  Mark Fedikow, HB.Sc., Ph.D., P.Eng., P.Geo.,was retained by the operator, Ashworth, to interpret the results, to write a report and to recommend a work and drilling program in conjunction with Joe Montgomery, Ph.D., P.Eng. Establishing economic grade and tonnage of uranium is the objective of our exploration programs.

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

Fred Brost, P.E., of Mining and Environmental Consultants Inc. worked in conjunction with SWCA Environmental Consulting Inc. and aided in expediting all permitting applications pertinent to the plan of operations for the first stage of property exploration and overseeing all reclamation work.  The plan of operations was approved by the BLM and by the State of Arizona for 25 drill holes.  The plan of operations included: road construction, drill pad construction as well as a multi-hole drill program.  The operator drilled 23 holes on the Lucky Boy Prospect.   Samples taken from the drill program were shipped to Jacob Laboratories for sorting then to IPL Labs for final testing.

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

The operator is in the process of completing reclamation duties as required by the BLM and state authorities.  This work was included in our plan of operations and we have incurred approximately $27,659 in costs as of the date of this Report.  The operator anticipates that the reclamation process with be complete within 30 days.  Then the BLM will inspect the property and if they approve it, we will receive a full refund for the $27,000 in bonds that we put up with the BLM and state.

The project geologist reports that the first phase of the drill program has been successful in determining various grades of 2lbs/ton and greater, with widths of 10 to 20 feet in a number of drill-holes on the property based on scintilometer readings of the samples, and observations of the anomalous thickness, by him, on site. The chemical assays and correlated down-hole probe radiometrics provided the definitive results and determined the next phase of drilling to further define the ore body.

The operator completed a down-hole radiometric survey.  The survey tested the 23 drilled holes and 10 pre-existing open holes from a drill program conducted in the 1970's.  The down-hole radiometric survey has been completed and we are waiting for the results.

A full geological and geochemical report has been prepared and contains the results along with a recommendation for definition drilling which would test to determine the resources of the strike land.

We currently do not have the funds to pay for a work program.  We are not obligated to pay further costs nor will not lose our existing interest if we do not make further payments.  However if we receive adequate financing we do intend on utilizing them on a work program.  We need to reach a contractual agreement with Handley, who hold a 40% interest in the Lucky Boy Prospect, on how to continue work on the property.  If and when we do, then either: (1) Handley could fund the work program but it is unclear it they will or not; or (2) we could fund the work program if we are able to raise adequate equity; or (3) we could jointly fund the work program with Handley.  If we do not come to a contractual agreement,  then neither party has the right to perform any further work on the property.

Rodinia Agreement on the Lucky Boy Property

By an option agreement dated March 17, 2005, we granted Rodinia Minerals Inc. (“Rodinia”) the option to acquire up to a 40% of our interest in the Lucky Boy Prospect in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Prospect in favor of us and for $1 upon exercise..

As of the date of this Annual Report, Rodinia holds the option to acquire 40% of our 60% interest in the property, but they have not yet exercised their option.

Debut Property

By quitclaim deed dated December 12, 2003, we acquired a 100% interest from Scoonover Exploration LLC (“Scoonover”) in 16 unpatented lode mineral claims located in Pershing County, Nevada for $3,500. This agreement was subject to a production royalty of 2½% of NSR, however we purchased the NSR by way of a later agreement with Scoonover dated March 1, 2004.  We have not initiated any exploration activities on this property as of the date of this Annual Report.  We have not determined our plan with respect to the future exploration and development of the Debut Prospect.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop that property in the next twelve months.

On November 3, 2006, we entered into an option agreement with Canasia Industries Corp.  (“Canasia”). We granted Canasia the option to earn an undivided 50% interest in the Debut Prospect for consideration of Canasia incurring exploration expenditures aggregating CDN$1,000,000 over ten years from the execution of the agreement and making all necessary payments to keep the property in good standing.  Canasia is a related party by virtue that our president, Bradley Rudman, is a director of Canasia and our Secretary, Negar Towfigh, is Canasia’s Chief Financial Officer.   Canasia had not yet made any payments on in regards to this agreement and we do not know if they will make any payments over the next twelve months, as they have the option but are not obligated to do so.

Discontinued Businesses

During the year ended April 30, 2007, we discontinued the following businesses:

Gold View Prospect

On March 1, 2004 we entered into an acquisition agreement with Scoonover, whereby we agreed to acquire 100% ownership of the unpatented mining claims and the net smelter royalties (“NSR”) throughout five properties (the Dun Glen (28 claims), Debut (16 claims), SMH (20 claims), Roxy and Gold View properties (76 claims)) in consideration for $10,000 and 1,000,000 of our common shares.  We entered into an option agreement with a three year term with Minterra on July 26, 2004, whereby we granted Minterra the option to earn a 50% ownership interest in the Gold View Prospect. Minterra dropped their interest in the Gold View Prospect in February 2006.  In August 2006, we decided to drop the Gold View claims and did not make our Bureau of Land Management payments and as such we abandoned our rights to the property and lost all rights to the property.  Therefore, we do not have any current or future cash commitments related to the Gold View Prospect.

We had a  2% net smelter royalty (NSR) from Scoonover retained on 20 mineral claims covering the SMH gold property.  The SMH gold property was wholly owned by McNab Creek Gold Company (“McNab”).  They neglected to pay the BLM claims fees due on September 1, 2006, therefore they lost the claims and we no longer have a NSR on these 20 claims.  McNab also used to own the Roxy Silver property, however they neglected to pay the BLM claims fees due on September 1, 2005, therefore they lost the claims and we no longer have a 2% NSR on the eight claims covering the Roxy silver property.

Consulting Agreements

On March 18, 2005, we entered into a consulting agreement with Jason Gigliotti, whereby we engaged him for a twelve month period to provide consulting services to us.  We extended the consulting agreement on March 18, 2006 for an additional twelve month period for additional consideration of $1,000.  His consulting agreement concluded on March 17, 2007 and he no longer provides consulting services to us.   During the term on the agreement, Mr. Gigliotti consulted with our board of directors regarding development of new and existing mining properties, including land development and acquisition, and he sought joint venture opportunities for us.  None of the services provided by him under this agreement were of a promotional, investor relations or fiscal agency nature; however, we had a separate investor relations agreement with Mr. Gigliotti which concluded in September 2006.

On March 18, 2005, we entered into a consulting agreement with Clive Ashworth, whereby we engaged him for a twelve month period to provide consulting services to us.  Mr. Ashworth consulted with our board of directors regarding land acquisitions and project development related to uranium properties.  None of the services provided by him were of a promotional, investor relations or fiscal agency nature.  In consideration for these services, he was granted the option to acquire 1,100,000 common shares of our $0.001 par value common stock with an exercise price of $0.10 per share.  We extended the consulting agreement on March 17, 2006 for an additional twelve month period for consideration of extending the term of those stock options until March 17, 2009.  As of April 30, 2007, all of the stock options had vested and the term of his consulting agreement had concluded.  Mr. Ashworth is the president and director of both Handley and Ashworth, who is the operator on the Lucky Boy Prospect.

On April 24, 2006, we entered into a consulting agreement with Global Capital Group Ltd. (“Global”), whereby we engaged Global to provide us exposure to the German speaking European marketplace. The consulting agreement was for a term of 30 days commencing on May 1, 2006 for consideration of $30,000.

INVESTOR RELATIONS

Not applicable

EXPLORATION AND DEVELOPMENT

Over the last two fiscal years we have spent $523,499 on mining exploration and development.

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

We are required to pay annual maintenance fees on the Lucky Boy Prospect and on the Debut Prospect, if Canasia defaults on the terms of our option agreement with them in order, to maintain them in good standing.  To maintain all of these claims in good standing claim maintenance fees totaling $5,250 are due with the U.S. Bureau of Land Management on August 31, 2006 and $144 is due to Elko County on November 1, 2007 for the Debut claims.

Ashworth applied to the U.S. Bureau of Land Management in connection with our planned drilling program on the Lucky Boy property. Ashworth submitted a revised Plan of Operations (which is part of the permitting process) to the BLM, which was approved.  Ashworth obtained drilling permits for those locations identified for e drilling as a result of our initial exploration in Phase 1. The sequence of events on the Lucky Boy Prospect with respect to the BLM were the operator finalized our bonds, then drilled and explored the property, and now the operator is performing reclamation which they expect to be complete within 30 days.  Then the BLM will inspect the property, and if they approve it we will receive a full refund for the $27,000 in bonds that we put up with the BLM and state.

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

Lucky Boy Prospect

We hold a 60% interest in the Lucky Boy Prospect, which comprises 14 mineral claims and an 80 acre State Lease located in Gila County, Arizona.  Handley holds the other 40% interest.  The Lucky Boy Prospect is subject to a 3% yellow cake royalty.

The Lucky Boy Prospect is situated 13 miles SSW of Globe, Arizona on the south flank of the Pinal Mountains, at an elevation of about 4,400 feet.  Access from Globe is by Highway 77, then west several miles on the Dripping Springs Road to a dirt track trending north 4 miles to the east edge of the property.  The current land position consists of 14 lode claims on the BLM land covering the NE ¼ and the N 1/2 of the SE ¼ of Section 31, and 80 acres of State land held by explorations permit, situated in the West ½ of the NW 1/4 of Section 32, Township 2 S., Range 15 E., G&SRBM, for a total of 320 acres.  Land ownership in the immediate area is a checker board of State and BLM land with smaller, scattered parcels of private land.

We hold a 100% interest in an additional 12 lode claims, the Get Lucky Claims, which are located in the same vicinity as the Lucky Boy Prospect.  They are also situated 13 miles SSW of Globe, Arizona on the south flank of the Pinal Mountains, at an elevation of about 4,400 feet.  These 12 claims, Lucky Boy 15 through to and including Lucky Boy 26 are on BLM land covering NW ¼ and SW ¼ of Section 29, Township 2 S, Range 15E.

US Minerals, LLC, has indicated that they hold an interest in the Get Lucky Claims but we are disputing this issue.  US Minerals has indicated that they believe our Get Lucky Claims is staked over the top of their claims.  Ashworth as the operator of Lucky Boy Prospect, has informed us that we have title to the claims and is looking into this matter on our behalf.

The Lucky Boy Prospect is a past producer and was one of the first producing uranium mines in the state of Arizona.  The Lucky Boy Prospect is located at the site of the old Lucky Boy mine. The Lucky Boy mine, using heap leaching and ion exchange recovery, produced about 5,000,000 pounds of uranium ore in the 1950's.

The cost to maintain the Lucky Boy Prospect over the next twelve months is $3,250 in BLM claims due by August 31, 2007.

By an option agreement dated March 17, 2005, we granted Rodinia the option to acquire up to a 40% interest in the Lucky Boy Prospect in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Prospect in favor of us and for $1 upon exercise.  As of the date of this Annual Report, Rodinia holds the option to acquire 40% of our 60% interest in the property, but has not exercised its option.

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

The Debut Prospect consists of  16 unpatented lode mining claims held directly by us with an expiry date of August 31, 2007 (date by which claim maintenance fees due to the U.S. Bureau of Land Management to maintain the claims in good standing).

On November 3, 2006, we entered into an option agreement with Canasia.  We granted Canasia the option to earn an undivided 50% interest in the Debut Prospect for consideration of Canasia incurring exploration expenditures aggregating CDN$1,000,000 over ten years from the execution of the agreement and making all necessary payments to keep the property in good standing.  Canasia is a related party by virtue that our president, Bradley Rudman, is a director of Canasia and our Secretary, Negar Towfigh, is Canasia’s Chief Financial Officer.   Canasia had not yet made any payments in regards to this agreement and we do not know if they will make any payments over the next twelve months, as they are not obligated to do so.

The cost to maintain the Debut Prospect over the next twelve months is $2,144 in claim maintenance and county fees.  Pursuant to the option agreement with Canasia they are obligated to make all payment to maintain the Debut Prospect in good standing, however if they default we currently have sufficient funds to make this payment.  We have not determined our plan with respect to the future exploration and development of the Debut Prospect.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop that property in the next twelve months.

CORPORATE OFFICE

We used to occupy an office in Lake Success, New York, USA.   Since August 2007, we occupy an office of approximately 200 square feet at 626 RexCorp Plaza, Uniondale, New York, which we occupy for $1,700 per month, which we have leased until August 1, 2008. Management believes that such offices will be satisfactory during the near term for the conduct of business.

Item 3.

Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation

Exists except for the following:

We believe we have a 100% interest in our Get Lucky Prospect.  However, US Minerals, LLC., has indicated that they hold an interest in the claims comprising the Get Lucky Prospect and they contend that our Get Lucky Prospect claims were staked over the top of their claims.  US Minerals has provided us with information regarding their interest in the claims and Ashworth, the operator of Lucky Boy Prospect, is currently reviewing the information provided by US Minerals on our behalf.  We may or may not have proper title to these claims and we anticipate the matter to be resolved in us retaining a 100% interest in the claims, in us losing the claims or in us conducting a joint venture with US Minerals on these claims.

On March 28, 2007, we received funds from, and on that date consummated a transaction with, Clio General SA (“Clio”) in connection with the subscription by Clio for (a) 3,900,000 shares of our common stock at a subscription price of $.0538 per share and (b) warrants which will enable Clio to acquire from us for a period of seven years from the date we issued those warrants 3,000,000 shares of our common stock at a purchase price of $0.10 per share.  As a result of accepting that subscription, in exchange for those 3,900,000 shares, we received from Clio $209,820.  As Clio is not a “US person” those shares were issued in a transaction which qualifies for that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Regulation S.  Accordingly, those shares are “restricted securities”.

Both parties contemplated that as part of this transaction that the shares would be tradable on the Frankfurt Stock Exchange relatively soon after the closing of the transaction.  We later found out that a different CUSIP number was required for these shares and that we would need to establish a relationship with  DTC in respect to these particular shares, therefore it took longer than anticipated to accomplish tradability of these shares.

On approximately June 23, 2007, we received a letter from counsel for Clio, indicating that Clio thought the transaction was taking longer that anticipated; however there were no assurances or representations on how soon the shares could trade.  Counsel for Clio indicated that Clio may sue us if this issue is not resolved.  We have kept counsel for Clio informed of the progress of this matter. We now anticipate that the shares will be tradable on the Frankfurt Stock Exchange no later than August 23, 2007.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5.

Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders.

As of August 10, 2007, our authorized capital stock consisted of 1,000,000,000 shares of Common Stock, par value $0.001 per share, (the “Common Stock”).  As of August 10, 2007, there were issued and outstanding 94,912,895 shares of Common Stock.

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

The first trade of our Common Stock on the Bulletin Board occurred in May 2002.  The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

Date	High	Low

First Fiscal Quarter 2006	$ 0.17	$ 0.05
Second Fiscal Quarter 2006	$ 0.12	$ 0.07
Third Fiscal Quarter 2006	$ 0.17	$ 0.06
Fourth Fiscal Quarter 2006	$ 0.35	$ 0.08
First Fiscal Quarter 2007	$ 0.42	$ 0.15
Second Fiscal Quarter 2007	$ 0.22	$ 0.06
Third Fiscal Quarter 2007	$ 0.24	$ 0.12
Fourth Fiscal Quarter 2007	$ 0.16	$ 0.04

On April 24, 2006, we became listed on Frankfurt Stock Exchange under the trading symbol “GPU”.

Holders

The approximate number of holders of record as of August 10, 2007 for our common shares was 37.   There are likely additional holders which hold their shares in street form, however we do not know who they are or how many shareholders hold their stock in street form.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as if April 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,100,000	$0.10	5,700,000
Equity compensation plans not approved by security holders (2)	1,000,000	$0.30	N/A
Total	3,100,000	$0.16	5,700,000

(1)

The 2004 Non-Qualified Stock Option Plan, 2005 Non-Qualified Stock Option Plan, and 2005 B Non-Qualified Stock Option Plan were approved by our stockholders on June 6, 2006.

(2)

In connection with the offer and sale of notes and warrants with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, we engaged Envision Capital LLC as a finder for the transaction. In April 2007, Envision received warrants to purchase as many as 1,000,000 shares of our common stock for a period of 5 years at an exercise price of $0.30 per share.

2004 Non-Qualified Stock Option Plan, 2005 Non-Qualified Stock Option Plan, and 2005 B Non-Qualified Stock Option Plan Summary

There are 3,000,000 options authorized pursuant to the 2004 Non-Qualified Stock Option Plan.  To date, we have granted options to purchase 7,200,000 shares pursuant to this plan.  Of these, 1,500,000 options have been exercised, 4,600,000 options expired unexercised and 1,100,000 options remain outstanding as of April 30, 2007.  This plan was adopted by our board of directors on January 8, 2004.

There are 3,000,000 options authorized pursuant to the 2005 Non-Qualified Stock Option Plan.  To date, we have granted options to purchase 3,000,000 shares pursuant to this plan.  Of these, 2,000,000 options expired unexercised and 1,000,000 options remain outstanding as of April 30, 2007.  This plan was adopted by our board of directors on March 18, 2005.

There are 5,000,000 options authorized pursuant to the 2005 B Non-Qualified Stock Option Plan.  To date, we have granted options to purchase 2,350,000 shares pursuant to this plan.  Of these, 200,000 options have been exercised and 2,150,000 options expired unexercised as of April 30, 2007.  This plan was adopted by our board of directors on August 15, 2005.

Dividends

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends. There can be no assurance that we can achieve such earnings.

Recent Sales of Unregistered Securities

During the period February 1, 2007 to April 30, 2007, we did not sell any securities that were not registered under the Securities Act other than the following:

In connection with the offer and sale of notes and warrants with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC, we engaged Envision Capital LLC as a finder for the transaction. In April 2007, Envision received one million warrants to purchase as many as 1,000,000 shares of our common stock for a period of 5 years at an exercise price of $0.30 per share.

On March 28, 2007, we received funds from, and on that date consummated a transaction with, Clio in connection with the subscription by Clio for (a) 3,900,000 shares of our common stock at a subscription price of $.0538 per share and (b) warrants which will enable Clio to acquire from us for a period of seven years from the date we issued those warrants 3,000,000 shares of our common stock at a purchase price of $0.10 per share.  As a result of accepting that subscription, in exchange for those 3,900,000 shares, we received from Clio $209,820.

As Clio is not a “US person” those shares were issued in a transaction which qualifies for that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Regulation S.  Accordingly, those shares are “restricted securities”.

As specified above, those warrants enable Clio to acquire from us, for a period of seven years from the date those warrants were issued, 3,000,000 shares of our common stock at a purchase price of $.10 per share.  Additionally, the number of shares to be issued upon the exercise of those warrants is subject to adjustments in the event of the occurrence of certain events, which include stock dividends, stock splits, reverse stock splits, and granting of subscription rights or convertible securities.  Additionally, in the event of such an adjustment, the purchase price of the shares of our common stock purchased upon the exercise of those warrants shall be adjusted.

Those warrants do not provide to Clio any voting rights or other rights as our shareholder with respect to those 3,000,000 shares of our common stock.

We have agreed, in the event that we file a registration statement in connection with any public offering of our common stock solely for cash, upon the written request therefor by Clio, that we will include in that registration statement, for registration with the Securities and Exchange Commission, those shares which Clio may purchase upon the exercise of those warrants.

Stock Repurchases

During the period February 1, 2007 to April 30, 2007, we did not make any repurchases of our common stock.

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

PLAN OF OPERATIONS

As of April 30, 2007, we had cash reserves of $53,815.  As of August 10, 2007, we had cash reserves of approximately $26,000.

We have not determined our plan with respect to our Lucky Boy and Debut claims that we currently hold an interest in.  We believe that we will use our funds to pay filing fees and claim maintenance fees on those properties and for our general operating and corporate expenses.  Our operating expenses for the next twelve months are as follows and are approximations:

-

Management fees $100,000

-

Office Rent $20,400

-

Consulting expenses $25,000

-

Accounting fees $30,000

-

Legal fees $$30,000

-

Transfer agent $3,000

We currently do not have sufficient funds to pay our operating expenses for the next twelve months and we intent to try to raise funds but there is no assurance that we will be able to raise adequate capital.

If we come up with a plan to explore our Lucky Boy and Debut claims, we will not have sufficient cash reserves to satisfy our cash requirements in order to continue as a going concern for the next twelve months following the date of this Annual Report.  We will require further funding in order continue.

Over the next twelve months, we plan to raise funds through the sale of our common stock or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot further explore or develop our properties.    There is no assurance that we will be able to raise adequate capital.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise equity capital. We cannot estimate when we will begin to realize any significant revenue. In order to satisfy our requisite budget, we have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us.

Funding for our operations may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

We have not received revenue from operations during the year ended April 31, 2007.  We cannot estimate when we will begin to realize any revenue.

Additionally, we may owe up to $97,868 in interest on the notes issued and to be issued in connection our April 12, 2006 notes and warrants financing, though we will not owe interest in any month in which the trading price of our common stock exceeds $0.1125 on each day of the month.  The next interest payment under the notes is due September 2007.

OUR PLAN OF OPERATIONS FOR NEXT 12 MONTHS

We are an exploration stage company and we do not have any proven or probable reserves on any of our properties.

Our plan of operations for the next twelve months is possibly to develop and explore our Lucky Boy Prospect in Arizona and possibly to develop and explore our Debut Prospect in Nevada.  Our plans for the next twelve months are very uncertain and dependent on negotiations with Handley on the Arizona property and dependent on Canasia’s timing in funding the Nevada property.

Arizona Property

We currently do not have the funds to pay for a work program.  We are not obligated to pay further costs nor will not lose our existing interest if we do not make further payments.  However if we receive adequate financing we do intend on utilizing them on a work program.  We need to reach a contractual agreement with Handley, who hold a 40% interest in the Lucky Boy Prospect, on how to continue work on the property.  If and when we do, then either: (1) Handley could fund the work program but it is unclear it they will or not; or (2) we could fund the work program if we are able to raise adequate equity; or (3) we could jointly fund the work program with Handley.  If we do not come to a contractual agreement, then neither party has the right to perform any further work on the property.

A full geological and geochemical report has been prepared and contains the results along with a recommendation for definition drilling which would test to determine the resources of the strike land.  The progress report on the geological, radiometric and geochemical investigation and summary of drilling results on the Lucky Boy Prospect also details the results from the Plan of Operations that was completed during the last quarter of 2006. The Plan of Operations included a 25 hole drilling program intended to define economic uranium mineralization. After several months of compiling all the data from various sources it has been determined that a strike length of several hundred feet with a thickness of approximately 5 to 10 feet with intercepted grades of .1% U or greater warrants us to submit a further Plan of Operation to the various state and government agencies for further drilling and to consider small-scale mining.  This will include potentially putting the probable and proven mineralization into production, while at the same time continuing the drill testing phase on other areas on the property that have showed potential from either the MMI geochemical surveys and/or the anomalous Into XRF readings taken at surface and underground.

Our intended plan of operations for the next twelve months is we plan to raise funds through the sale of our common stock or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot further explore or develop the Lucky Boy Prospect.    There is no assurance that we will be able to raise adequate capital.

Putting the probable and proven mineralization of the Lucky Boy Prospect into production will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise equity capital. We have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us.

Funding for our operations may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

In August 2006, we paid $3,250 to the BLM in claims fee to maintain the Lucky Boy Prospect.  We are required to pay a further $3,250 to the BLM by September 1, 2007, in order to maintain the Lucky Boy Prospect in good standing for the following 12 months.

Nevada Property

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

On November 3, 2006, we entered into an option agreement with Canasia Industries Corp.  (“Canasia”). We granted Canasia the option to earn an undivided 50% interest in the Debut Prospect for consideration of Canasia incurring exploration expenditures aggregating CDN$1,000,000 over ten years from the execution of the agreement and making all necessary payments to maintain the property in good standing.  Canasia is a related party by virtue that our president, Bradley Rudman, is a director of Canasia and our Secretary, Negar Towfigh, is Canasia’s Chief Financial Officer.   Canasia had not yet made any payments on in regards to this agreement and we do not know if they will make any payments over the next twelve months, as they have the option but are not obligated to do so.

The Debut Prospect consists of 16 unpatented lode mining claims held directly by us.  Over the next twelve months in order to maintain these claims in good standing claim maintenance fees of $2,000 are due with the U.S. Bureau of Land Management by September 1, 2007 and $144 is due to Elko County on November 1, 2007. There are no other costs involved in maintaining the Debut Prospect in good standing over the next twelve months.  According to the terms on the option agreement with Canasia, they are obligated to make these payments.  If Canasia defaults on the option agreement, then we are responsible for these payments. We currently do have sufficient funds in the bank to make these payments.

We have not initiated any exploration activities on this property as of the date of this Annual Report.  We have not determined our plan with respect to the future exploration and development of the Debut Prospect.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop that property in the next twelve months.   If Canasia, chooses to make payments for expenditures on the Debut Prospect, then we will jointly retain an operator and initiate a work program, however Canasia is not obligated to do so.

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

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Management,  including the Chief  Executive Officer and Chief  Financial Officer,  have  conducted  an  evaluation  of the  effectiveness of  disclosure controls and  procedures  pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of April 30, 2007.  Based  on  that  evaluation,  the  Chief  Executive  Officer  and  Chief Financial  Officer  concluded  that the  disclosure  controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely  fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant  changes in  internal  controls or in other  factors  that could significantly  affect  internal  controls subsequent  to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position/Office held with the Company	Appointed to Office
Bradley Rudman	51	Director President Chief Financial Officer	June 20, 2005 (1) June 22, 2005 June 23, 2005
Steven Goldberg	42	Director	April 5, 2007 (2)
Negar Towfigh	34	Corporate Secretary	February 19, 1999

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

(2)

On April 5, 2007, the size of the board of directors increased from one to two and Steven Goldberg was appointed as a director.

BRADLEY RUDMAN Mr. Rudman has over 20 years of extensive financial background having worked as a financial consultant at Merrill Lynch, Shearson, and Dean Witter Reynolds.  He started his own Broker/Dealer registered with the NASD and held a series 7, series 24 and Registered Option Principal. President of Technology Search Group, Inc. for 8 years, a full service technical recruiting firm specializing in the investment banking community.  He is most recently involved with the placement of moneys within the hedge fund arena. Mr. Rudman has established significant relationships within the New York financial arena.  Mr. Rudman is a director of Canasia Industries Corporation, a public mining company.

STEVEN GOLDBERG Mr. Goldberg has been in the Executive Search business for over 17 years.  Starting as an employee and later Vice President of recruiting and sales for Technology Search Inc. In 2003 He started his own firm – Enterprise Search Group to service the New York metro area’s growing need for talented IT professionals.  The same year Technology Search Inc. merged with Enterprise Search. Mr. Goldberg specializes in Investor relations, Corporate Identity and Awareness, as well as Media Recognition and Event Promotion.  Mr. Goldberg completed an intensive course of study in Marketing and Management within the State University of New York system. After College, Mr. Goldberg worked at General Motors New York regional sales office.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, we believe that all reports required to be filed have been filed in a timely manner for the year ended April 30, 2007, except as set forth below:

Bradley Rudman was required to file a Form 4 in connection with the sale of stock by November 20, 2006, however he filed it on January 22, 2007.   Steven Goldberg was required to file a Form 3 in connection with becoming one of our directors by April 9, 2007, however he has not yet filed one but is in the process of applying to the SEC for his EDGAR filing codes.

Code of Ethics

Due to a lack of resources, we have not yet adopted a code of ethics.  We hope to do so in the next year.

Item 10.

Executive Compensation.

Summary Compensation Table

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities provided to us payable to our Principal Executive Officer (“PEO”) and our other executive officers whose total annual compensation is anticipated to exceed $100,000 during the year ended April 30, 2007 and 2006:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)

Bradley Rudman	2007	0	0	0	$58,000	0	0	$128,594 (1)	$186,594
President, CFO & Director	2006	0	0	0	$27,100	0	0	$11,200 (2)	$38,300

(1)

We paid management fees of $120,333 to Giddy Up Capital, LLC, a company of which Bradley Rudman is the managing member for, the year ending April 30, 2007.  We also reimbursed $8,263 to Bradley Rudman for expenses for the year ending April 30, 2007.

(2)

Mr. Bradley Rudman has served as our President since June 22, 2005.  We paid management fees of $6,000 to Giddy Up Capital, LLC, for the period of April 1, 2006 to April 30, 2006.  Additionally, we reimbursed $5,200 to Bradley Rudman for use of our New Hyde Park, NY office from July 2005 through January 2006.

Giddy Up Capital LLC, a company of which Bradley Rudman is the managing member for, accrued management fees of $120, 333 for the year ending April 30, 2007, in connection with his services as our president and CFO.  We also reimburse him for expenses relating to our office in New York.

In June 2005, 1,000,000 stock options with an exercise price of $0.10 and expiring June 2006 were granted to Bradley Rudman, who is our director, president and CFO.  In June 2006, the terms of these options were extended from June 2006 to June 2007.

See Note 8 of our audited financial statements for the year ended April 30, 2007 for a discussion of the assumptions made in the valuation of our stock options.

Outstanding Equity Awards at Fiscal Year End.   As of April 30, 2007, the PEO had the following equity award securities outstanding:

Name & Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Stock Awards

Bradley Rudman	1,000,000	0	0	$0.10	June 19, 2007	N/A
President, CFO & Director

See the discussion following the Summary Compensation Table for information on the stock options held by Bradley Rudman.

Compensation of Directors. The table below provides information concerning the compensation of our directors for the year ended December 31, 2006:

Name & Principal Position	Fees Eraned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-qualified Deferred Comp. Earnings ($)	All Other Compensation	Total ($)

Steven Goldberg	$0	0	0	0	0	0	$0
Director

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 10, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
$0.001 Par Value Common Stock	Bradley Rudman Officer & Director 18 Meadow Woods Rd. Great Neck, NY 11020	1,244,000 (1)	1.3%
$0.001 Par Value Common Stock	Steven Goldberg Director 27 Commonwealth Ave, Merrick, N.Y. 11566	750,000 (2)	0.8%
$0.001 Par Value Common Stock	Negar Towfigh Officer Suite 1205 789 W. Pender Street Vancouver, BC Canada V6C 1H2	750,000 (3)	0.8%
$0.001 Par Value Common Stock	Nathan Nock Suite 402, 4373 Halifax Street Burnaby, BC Canada V5C 5Z2	24,220,000 (4)	25.5%
$0.001 Par Value Common Stock	All officers and directors as a group	2,744,000	2.8%

(1)

Mr. Rudman has the right to acquire 1,000,000 common shares from the exercise of options within 60 days of the date of this table.

(2)

Mr. Goldberg has the right to acquire 750,000 common shares form the exercise of options within 60 days of the date of this table.

(3)

Miss. Towfigh has the right to acquire 750,000 common shares form the exercise of options within 60 days of the date of this table.

(4)

Nathan Nock is a shareholder of ours who beneficially owns 5% or more of our common stock.  He received his shares through a debt settlement agreement with us dated June 3, 2003.  His only role relating to us is as a shareholder.

Based upon 94,912,895 common shares outstanding as of August 10, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

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

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company other than the following:

On April 12, 2006, we entered into a notes financing agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  Under the agreement, we issued $2,000,000 in secured convertible notes.  The secured convertible notes are secured by all of our assets and property.  As such, if we default on the secured convertible notes, we could be forced to forfeit all of our assets and property to the noteholders, which, in effect, could cause a change in control of our business, in that our business assets would be owned by the noteholders.

Item 12.

Certain Relationships and Related Transactions

Related Party Transactions

There have been no related party transaction which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

On June 20, 2005, we issued Bradley Rudman 1,000,000 stock options.  Bradley Rudman was a director of ours at the time of issuance, and the stock options were issued at an exercise price of $0.10 per share for him serving as our director.  In June 2006, we extended the expiration date of these options until June 19, 2007.  In June 2007, we extended the expiration date of these options until June 19, 2008, and we amended the exercise price to $0.04 per share.

At April 30, 2007, prepaid fees and expenses were Nil (April 30, 2006: $12,000) to Giddy Up Capital, LLC, a company of which Bradley Rudman is the managing partner.  Also, at April 30, 2007, there were management fees payable to Giddy Up Capital, LLC of $8,506 and consulting expenses payable of $1,300 (2006: $7,650) to All Seasons Consulting Inc., Negar Towfigh’s consulting company.

We paid Bradley Rudman rent for our previous New York offices in Lake Success, NY totally $9,730 in the year ended April 30, 2007, and we paid him rent for our office in New Hyde Park, NY from July 15, 2005 to Jan. 31, 2006 totaling $5,200.

From inception until April 30, 2007, we paid a total of $746,126 to related parties for administration fees, equipment, consulting fees, cost recovery, exploration and development costs, management fees, rent and the write-off of oil and gas properties.

Director Independence.  Steven Goldberg is our only independent director.

PART IV

Item 13.

Exhibits

A.

Financial Statements

The balance sheets and the related statements of operations, shareholders’ equity and cash flows of Golden Patriot, Corp. for each of the years ended April 30, 2007 and 2006.

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

Item 14.

Principal Accountant Fees and Services.

Audit Fees

Audit fees consist of the audit of our annual financial statements, review of the quarterly financial statements, accounting consultations and consents and other services related to SEC filings.  During the fiscal year ended April 20, 2007 and 2006, the audit fees paid to Amisano Hanson, Chartered Accountants were $29,624 and $ 13,164, respectively.

Audit Related Fees

Other fees billed by Amisano Hanson during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” were $35,854 and $13,670, respectively.

Tax Fees

Amisano Hanson did not provide us with any tax consulting or related services.

All Other Fees

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN PATRIOT, CORP.
Dated: August 14, 2007	By: /s/ Bradley Rudman Bradley Rudman President, CFO, & Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: August 14, 2007	By: /s/ Bradley Rudman Bradley Rudman President, CFO & Director
Dated: August 14, 2007	By: /s/ Steven Goldberg
Steven Goldberg
Director