Form 10QSB
period 2007-07-31
GOLDEN PATRIOT CORP
filed 2007-09-19
CIK 1080036

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

[  ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-33065

GOLDEN PATRIOT, CORP.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0216152
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

626 RexCorp Plaza, Uniondale, New York  11556

(Address of principal executive offices)

516-522-2823

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

There were 97,462,895 common shares outstanding of as of September 17, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

July 31, 2007 and April 30, 2007

(Unaudited)

(Stated in US Dollars)

	July 31,	April 30,
ASSETS	2007	2007

Current
Cash	$ 26,216	$ 53,815
Prepaid fees and expenses – Note 6	12,714	16,960
Current portion of deferred financing costs – Note 4(b)	34,896	76,125

	73,826	146,900

Advances receivable	-	10,200
Deferred financing costs – Note 4(b)	69,791	67,023
Equipment	816	874

	$ 144,433	$ 224,997

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$ 305,503	$ 117,098

Callable secured convertible notes – Note 4	844,926	877,762

	1,150,429	994,860

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 5
Common stock, $0.001 par value
1,000,000,000 authorized
94,062,895 outstanding (April 30, 2007: 88,112,895)	94,062	88,112
Additional paid-in capital	6,512,905	6,360,080
Deficit accumulated during the exploration stage	(7,612,963)	(7,218,055)

	(1,005,996)	(769,863)

	$ 144,433	$ 224,997

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended July 31, 2007 and 2006 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2007

(Unaudited)

(Stated in US Dollars)

			(Restated – Note 8)
			November 24, 1998
		(Restated –	(Date of Inception
		Note 8)	of Exploration Stage
	Three months ended July 31,		to July 31,
	2007	2006	2007

Revenue	$ -	$ -	$ -

General and administrative expenses
Abandonment of capital assets	-	-	6,773
Administration fees – Note 6	-	-	14,527
Amortization	57	79	6,753
Audit and accounting fees	46,599	32,265	224,469
Beneficial conversion feature – Note 8	-	230,797	452,916
Consulting fees – Note 6	9,000	79,181	3,061,544
Cost recovery – Note 6	-	-	(11,500)
Exploration, property and development costs – Note 6	80,234	126,128	1,323,440
Filing fees	2,333	5,703	31,492
Finance charges	38,551	13,575	171,928
Interest expense – Note 4	115,077	10,530	726,477
Investor relations	-	25,804	222,268
Legal fees	24,751	70,417	266,727
Management fees – Note 6	25,000	28,667	436,161
Office and miscellaneous	4,821	2,528	70,076
Promotion	171	107,742	204,430
Rent – Note 6	6,401	2,599	27,755
Mineral property option payments received – Note 3	-	-	(106,940)
Stock-based compensation – Note 5	30,000	58,000	273,044
Telephone	190	-	4,719
Transfer agent fees	1,523	3,171	33,641
Travel and automobile	-	18,198	60,417
Write-down and loss on disposal of equity securities	-	-	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of oil and gas properties – Note 6	-	-	84,500

Loss for the period before other items	(384,708)	(815,384)	(7,602,763)

Other item:
Write off of accounts receivable	(10,200)	-	(10,200)

Net loss for the period	$ (394,907)	$ (815,384)	$ (7,612,963)

Basic loss per share	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding	91,124,852	74,162,895

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2007 and 2006 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2007

(Unaudited)

(Stated in US Dollars)

			(Restated –
			Note 8)
			November 24,
			1998 (Date of
			Inception of
		(Restated –	Exploration
		Note 8)	Stage) to
	Three months ended July 31,		July 31,
	2007	2006	2007

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (394,907)	$ (815,384)	$ (7,612,963)
Add (deduct) items not affecting cash
Amortization	57	79	6,753
Amortization of deferred financing costs	38,461	13,575	170,584
Accretion of convertible debt discount	95,939	10,453	535,377
Abandonment of capital assets	-	-	6,773
Beneficial conversion feature	-	230,797	452,916
Mineral property option payments received	-	-	(46,940)
Write-down and loss on disposal of equity securities		-	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of accounts receivable	10,200	-	10,200
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	-	-	155,400
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Stock-based compensation	30,000	58,000	273,044
Change in non-cash working capital items related to operations
Prepaid fees and expenses	4,246	(13,998)	(12,714)
Advances receivable	-	(400)	(10,200)
Accounts payable and accrued liabilities	188,405	119,587	411,007
Advances payable	-	(143,743)	30,000

Cash provided by (used in) operating activities	(27,599)	(541,034)	(2,237,447)

…/cont’d

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended July 31, 2007 and 2006 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2007

(Unaudited)

(Stated in US Dollars)

			(Restated –
			Note 8)
			November 24,
			1998 (Date of
			Inception of
		(Restated –	Exploration
		Note 8)	Stage) to
	Three months ended July 31,		July 31,
	2007	2006	2007

Cash Flows provided by (used in) Financing Activities
Net proceeds from stock subscriptions	-	-	461,811
Common stock issued – options	-	-	232,844
Convertible notes payable	-	600,000	2,000,000
Repayment of convertible notes	-	-	(109,983)
Deferred financing costs	-	(140,000)	(250,000)
Note payable repayment	-	(34,000)	-

Cash flow provided by financing activities	-	426,000	2,334,672

Cash Flows provided by (used in) Investing Activities
Proceeds from sale of equity securities	-	-	27,834
Acquisition of equipment	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash provided by (used in) investing activities	-	-	(71,009)

Increase (decrease) in cash during the period	(27,599)	(115,034)	26,216

Cash, beginning of the period	53,815	190,404	-

Cash, end of the period	$ 26,216	$ 75,370	$ 26,216

Non-cash Transaction – Note 7

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2007

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Stock issued for cash pursuant to private placement agreements – at $0.03	66,665	$ 67	$ 1,933	$ -	$ 2,000
– at $0.45	442,475	442	198,672	-	199,114
– at $0.60	11,110	11	6,656	-	6,667
– at $14.98	1,335	1	19,999	-	20,000
– at $0.45	37,500	38	16,837	-	16,875
Net loss for the period	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	559,085	559	244,097	(184,872)	59,784
For cash:
Stock rescission – at $14.98	(1,335)	(1)	(19,999)	-	(20,000)
Stock subscriptions – at $0.30	194,000	194	58,006	-	58,200
Net loss for the year	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	751,750	752	282,104	(319,894)	(37,038)
For cash:
Stock subscriptions – at $0.30	16,665	16	4,984	-	5,000
Net loss for the year	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	768,415	768	287,088	(394,365)	(106,509)
Net loss for the year	-	-	-	(77,816)	(77,816)

Balance, April 30, 2002	768,415	768	287,088	(472,181)	(184,325)
For cash:
Stock subscriptions – at $0.45	66,690	67	29,933	-	30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)

…/cont’d

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2007

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 7)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements – at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements – at $0.02	12,500,000	12,500	237,500	-	250,000
– at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
– at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
– at $0.45	100,000	100	44,900	-	45,000
– at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire resource properties – at $0.43	1,000,000	1,000	429,000	-	430,000
– at $0.35	222,000	222	77,478	-	77,700
Stock issued for cash pursuant to exercise of options – at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004	71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements – at $0.36	275,000	275	98,725	-	99,000
Stock issued pursuant to debt settlement agreements – at $0.75	48,400	48	3,582	-	3,630
Stock-based compensation	-	-	80,200	-	80,200
Net loss for the year	-	-	-	(364,939)	(364,939)

Balance, April 30, 2005	72,012,895	72,012	3,945,603	(4,449,245)	(431,630)
Stock issued for cash pursuant to exercise of options – at $0.07	1,250,000	1,250	86,250	-	87,500
– at $0.10	200,000	200	19,800	-	20,000
Stock issued pursuant to investor relations agreements – at $0.079	600,000	600	46,800	-	47,400
– at $0.09	100,000	100	8,900	-	9,000
Stock-based compensation	-	-	104,844	-	104,844
Beneficial conversion feature of callable secured convertible notes	-	-	222,119	-	222,119
Discount on convertible notes payable	-	-	441,024	-	441,024
Net loss for the year	-	-	-	(774,780)	(774,780)

Balance, April 30, 2006 (restated – Note 8)	74,162,895	74,162	4,875,340	(5,224,025)	(274,523)

…/cont’d

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to July 31, 2007

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 7)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2006 (restated – Note 8)	74,162,895	74,162	4,875,340	(5,224,025)	(274,523)
For cash:
Stock subscriptions – at $0.05	3,900,000	3,900	191,055	-	194,955
Less: share issuance costs	-	-	(21,000)	-	(21,000)
Stock-based compensation	-	-	58,000	-	58,000
Discount on convertible notes payable	-	-	452,729	-	452,729
Conversion of notes payable – Note 4	10,050,000	10,050	547,890	-	557,940
Beneficial conversion feature on convertible notes payable	-	-	230,797	-	230,797
Warrants issued as finder’s fees		-	25,269	-	25,269
Net loss for the year	-	-	-	(1,994,030)	(1,994,030)

Balance, April 30, 2007	88,112,895	88,112	6,360,080	(7,218,055)	(769,863)
Conversion of notes payable – Note 4	5,950,000	5,950	122,825	-	128,775
Stock-based compensation	-	-	30,000	-	30,000
Net loss for the period	-	-	-	(394,908)	(394,908)

Balance, July 31, 2007	94,062,895	$ 94,062	$ 6,512,905	$ (7,612,963)	$ (1,005,996)

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

(Unaudited)

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 annual financial statements.

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2007, the Company had not yet achieved profitable operations, has accumulated a deficit of $7,612,963 since its inception, has a working capital deficiency of $231,677 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 2

Note 3

Mineral Properties – (cont’d)

Scoonover Properties – (cont’d)

By an option agreement dated July 26, 2004, the Company granted Minterra Resources Corp. (“Minterra”) the option to earn a 50% ownership interest in the Gold View and Dun

Glen properties (including the Sierra claims).  As consideration Minterra was required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $46,940 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra was also responsible for all of the advance royalty payments and net smelter return royalties on these properties.  Minterra terminated its option in the Dun Glen property during the year ended April 30, 2006 and terminated the Gold View claims during the year ended April 30, 2007.  The Company has also abandoned its interest in these claims

By an option agreement dated November 3, 2006, the Company granted Canasia Industries Corporation the option to earn an undivided 50% interest in the Debut Prospect for consideration of the Optionor incurring exploration expenditures aggregating Cdn$1,000,000 over ten years from the execution of the agreement and to make all necessary payments to keep the property in good standing.  The optionor is a related party by virtue of a common director and a common officer.

Lucky Boy Project

By an option agreement dated March 17, 2005 and amended March 17, 2006, the Company was granted the option to acquire a 100% interest in 14 mineral claims and an 80 acre State Lease (the Lucky Boy Uranium Project) located in Gila County, Arizona in consideration for property payments of $75,000 and incurring exploration and development costs totalling $925,000 as follows:

Exploration and
Property Payments	Development Costs	Due Date

$ 25,000 (paid)	$ -	On execution
25,000 (paid)	-	April 17, 2006
25,000	500,000 (incurred)	March 17, 2007
-	425,000	March 17, 2008

$ 75,000	$ 925,000

Once the Company spends a cumulative amount of $500,000 on the Lucky Boy project, it has the right to earn up to a 60% interest on the property and the right to earn an additional 8% for each $100,000 spent on the project.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 3

Note 3

Mineral Properties – (cont’d)

Lucky Boy Project – (cont’d)

As of July 31, 2007, the Company has paid $50,000 in property payments and in excess of $500,000 in exploration and development costs toward this project.  After accumulating the required $500,000 on the Lucky Boy Project, the Company exercised its option to acquire a 60% interest on the property.  The property payment due on March 17, 2007 was not paid and therefore the Company does not have the right to earn any further interest on this property, nor does it have the requirement for maintaining the option to spend the final $425,000.

The agreement is subject to a 3% uranium oxide royalty.

By an option agreement dated March 17, 2005, the Company granted Rodinia Minerals Inc. (“Rodinia”) the option to acquire up to a 40% interest of the Company’s interest in the Lucky Boy Project in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Project in favour of the Company.  The option shall be exercisable from time to time, as to 40% of the interest in respect of which the Company has exercised its right to acquire pursuant to the terms of the above-noted option agreement.

The Company staked an additional 12 mineral claims that are not subject to either option agreement referred to above.  A company has indicated it holds an interest in these claims, which is disputed by the Company.  The Company is unable to determine the amount of loss, if any, which would result from the dispute.

Note 4

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 4

Note 4

Callable Secured Convertible Notes – (cont’d

a)

Callable Secured Convertible Notes – (cont’d)

The notes bear interest at 6%, are secured by all of the assets of the Company, are payable quarterly provided that no interest shall be due and payable for any month in which the trading price of the Company’s common stock on the OTC Bulletin Board is greater than $0.1125 per share for each trading day of the month and are convertible into shares of common stock of the Company at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 60% as a registration statement was declared effective by the SEC on August 18, 2006.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

In the event of default, the notes will become due and payable and the Company shall pay to the holder the greater of 14% of the principal and interest and the highest number of common shares issued on conversion multiplied by the highest closing price of the Company’s stock during the default period.  If the Company does not pay the above-noted amount within 5 days of notice, then the holder may cause the Company, upon written notice, to immediately issue the number of common shares equal to the default amount divided by the conversion price then in effect.

The notes contain a provision whereby no holder is able to convert any part of the note into shares of the Company’s common stock, if such conversion would result in beneficial ownership of the holder and its affiliates of more than 4.99% of the Company’s then outstanding shares of common stock.  The convertible feature of the notes provide for a rate of conversion that is below market value.

A finder’s fee of 10% cash was paid on the sale of the notes.  In addition, warrants to purchase up to 1,000,000 shares, exercisable at $0.30 per share for a five-year term, were issued to the finder.  The warrants were recorded at their fair value upon issuance and recorded as a deferred financing charge (Note 4(b)).

During the three months ended July 31, 2007, $128,775 of the convertible notes were converted into shares of the Company’s common stock at prices ranging between $0.01 per share and $0.03 per share for a total of 5,950,000 common shares issued.

At July 31, 2007, the principle balance of the convertible notes was $1,203,603, after giving consideration to the conversions noted above and the repayment of $109,982 in principle and $35,574 in interest during the year ended April 30, 2007.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 5

Note 4

Callable Secured Convertible Notes – (cont’d

b)

Deferred Financing Costs

Deferred financing costs with respect to the above-noted convertible debentures totalling $275,269 ($50,000 for legal fees and $225,269 for finders’ fees including warrants issued with a fair value of $25,269) have been capitalized and are being amortized over three years, being the term of the convertible notes.  If the convertible note, or any part thereof, is converted or repaid, then the unamortized deferred financing charges related to the extinguished debt are expensed at the date of conversion or repayment.

	July 31,	April 30,
	2007	2007

Total deferred finance costs	$ 275,269	$ 275,269
Less: amortization	(81,053)	(70,793)
converted notes	(80,040)	(51,839)
repayment	(9,489)	(9,489)

	104,687	143,148

Less: current portion	(34,896)	(76,125)

Long-term portion of deferred finance costs	$ 69,791	$ 67,023

The amortization of deferred finance costs is included in finance charges in the consolidated statement of operations.

c)

Summary of Callable Secured Convertible Notes

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in EITF 98-5, EITF 00-19 and APB 14 as follows:

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 6

Note 4

Callable Secured Convertible Notes – (cont’d

c)

Summary of Callable Secured Convertible Notes – (cont’d)

•

The Company accreted debt principal of $95,939 during the three months ended July 31, 2007, which is included in interest expense.

The following table summarizes the various components of convertible debentures as at July 31, 2007:

	July 31,	April 30,
	2007	2007

Callable secured convertible notes	$ 2,000,000	$ 2,000,000
Less: repayment	(109,982)	(109,982)
conversions	(686,715)	(557,940)
debt discounts	(893,754)	(893,754)

	309,549	438,324

Accretion of discount	535,377	439,438

Balance July 31, 2007	$ 844,926	$ 877,762

Note 5

Capital Stock – Notes 4, 7, 8 and 10

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 7

Note 5

Capital Stock – Notes 4, 7, 8 and 10 – (cont’d)

As approved by the shareholders of the Company, effective June 6, 2006, the Company increased its authorized capital to 1,000,000,000 shares.

Share Purchase Options

The Company has share purchase option plans, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers, employees and consultants.  The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

During the three months ended July 31, 2007 and the year ended April 31, 2007, the change in share purchase options outstanding is as follows:

	July 31, 2007		April 30, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	2,100,000	$0.10	3,350,000	$0.10
Granted	1,500,000	$0.04	-
Expired	-		(1,250,000)	$0.10

Options outstanding and exercisable, end of the period	3,600,000	$0.06	2,100,000	$0.10

At July 31, 2007 and April 30, 2007, the share purchase options were outstanding as follows:

	July 31, 2007			April 30, 2007
		Exercise			Exercise
	Number	Price	Expiry	Number	Price	Expiry

Directors and employees	2,500,000	$0.04	Jun 19/08	1,000,000	$0.10	Jun 19/07
Consultant	1,100,000	$0.10	Mar 17/09	1,100,000	$0.10	Mar 17/09

	3,600,000			2,100,000

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 8

Note 5

Capital Stock – Notes 4, 7, 8 and 10 – (cont’d)

Share Purchase Options – (cont’d)

All share purchase options vest immediately at the date of the grant with the exception of 1,100,000 share purchase options granted to a consultant.  200,000 of these share purchase options vest immediately with the remaining 900,000 share purchase options to vest at 100,000 shares per month until fully vested.  At July 31, 2007 and April 30, 2007, these share purchase options have fully vested.  On June 18, 2007, the 1,000,000 options to directors and employees were re-priced from $0.10 per share to $0.04 per share and the expiry date was extended to June 19, 2008.  No additional stock-based compensation expense was recorded in this period since the fair value of the stock-based compensation determined using the Black-Scholes option value model was lower than the previous granted option.  On the same date, 1,500,000 options to directors and employees were granted at $0.04 per share expiring on June 19, 2008.  The company has recorded $30,000 of compensation expense for stock based compensation awarded to directors and employees during the period ended July 31, 2007.

The fair value of the stock-based compensation has been determined using the Black-Scholes option valuation model with the following assumptions:

July 31 and
April 30,
2007

Expected dividend yield	0.0%
Expected volatility	124%
Risk-free interest rate	4.74%
Weighted average expected term in years	1 year

The expected volatility was calculated based on the Company’s historical share prices.

The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes valuation model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

The compensation charge associated with consultant’s option in the amount of $Nil is included in the statement of operations for the three months ended July 31, 2007 (July 31, 2006: $58,000).

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 9

Note 5

Capital Stock – Notes 4, 7, 8 and 10 – (cont’d)

Share Purchase Warrants

As at July 31, 2007, 26,000,000 share purchase warrants were outstanding which entitle the holders thereof the right to purchase 26,000,000 common shares.  23,000,000 warrants were granted at $0.30 per share expiring on March 31, 2012 (1,000,000), April 12, 2013 (11,000,000), May 19, 2013 (11,000,000) and 3,000,000 were granted at $0.10 per share expiring March 28, 2014.

1,000,000 of the above share purchase warrants were issued as a finder’s fee.  The warrants were valued at $0.0253 per share and included in the financial statements for the year ended April 30, 2007, as a $25,269 financing expense.

Note 6

Related Party Transactions – Note 3

The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

			November 24,
			1998 (Date of
			Inception of
			Exploration
			Stage) to
	July 31,	July 31,	April 30,
	2007	2006	2007

Administration fees	$ -	$ -	$ 14,527
Equipment	-	-	3,547
Consulting fees	9,000	22,825	252,037
Cost recovery	-	-	(4,000)
Exploration and development costs	-	-	16,492
Management fees	25,000	28,667	436,161
Rent	-	-	16,362
Write-off of oil and gas properties	-	-	45,000

	$ 31,000	$ 51,492	$ 777,126

At July 31, 2007 prepaid fees and expenses includes $Nil (April 30, 2007: $Nil) paid to a company with a common director for management fees paid in advance.

At July 31, 2007, accounts payable includes $36,025 (April 30, 2007: $9,806) owing to companies with an officer in common.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 10

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the investing and financing activities sections of the statements of cash flows.

During the three months ended July 31, 2007:

-

the Company issued 5,950,000 common shares having a value of $128,775 pursuant to the conversion of callable secured notes.

This transaction was excluded from the investing and financing sections of the statements of cash flows.

Note 8

Restatement of Prior Period Financial Statements

The Company has restated its financial statements for its three months ended July 31, 2006 as a result of reassessing the manner in which it accounts for the provisions of its outstanding Callable Secured Convertible Notes (“Notes”). The Company had recorded derivative liabilities for each of the embedded conversion feature and detachable warrant components of the notes under the provisions of Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). However, these components of the notes meet the definition of equity instruments as prescribed by the Emerging Issues Task Force “EITF” Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Stock”. As a result, these components of the Notes qualify for the scope exception in SFAS 133 and instead, the proceeds received in respect of the Notes are allocated between the debt instrument and the detachable warrants based on their relative fair values in accordance with the provisions of APB-14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”  Subsequent to the allocation of proceeds, the balance allocated to the debt portion of the instrument is evaluated, in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, to determine whether the instrument contains a beneficial conversion feature at inception. Morever, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” indicates that this evaluation is done using the effective conversion price inherent in the debt instrument. Any discount resulting from a beneficial conversion feature is expensed as interest expense at inception given that the debt is immediately convertible. On May 19, 2006, the Company issued Notes totalling $600,000 with detachable warrants to purchase 11,000,000 shares of the Company’s common stock and which were allocated a fair value of $452,729 and the Notes were also determined to have a beneficial conversion feature valued at $230,797.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

July 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 11

Note 8

Restatement of Prior Period Financial Statements – (cont’d)

As a result of the foregoing, the financial statements for the three months ended July 31, 2006 have been restated: interest expense has decreased by $1,619,935 from $1,630,465 to $10,530 and net loss for the period has decreased from $2,702,944 to $815,384; the basic loss per share decreased from $0.04 to $0.01; the warrant, derivative liabilities and unrealized loss on adjustment of derivative and warrant liability to fair value of underlying securities of $3,193,740, $484,462 and $498,422 respectively were eliminated, the callable secured convertible notes balance decreased by $39,770, net of the discount of $452,729 and the additional paid-in capital balance increased by $469,269 from $5,147,597 to $5,616,866.

Note 9

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation used in the current year.

Note 10

Subsequent Events

Subsequent to July 31, 2007 the Company converted $47,345 of convertible debt into 3,400,000 common shares at prices ranging from $0.01 to $0.02 per share.

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

PLAN OF OPERATIONS

As of July 31, 2007, we had cash reserves of $26,216.  As of September 17, we had cash reserves of approximately $1,500.

Our plan with respect to our Lucky Boy and Debut claims that we currently hold an interest in is entirely dependent upon obtaining additional financing.  We do not have sufficient funds to do any additional exploration of our claims at this time.

We plan to use our minimal remaining funds to pay a portion of our general operating and corporate expenses.  Our anticipated general operating and corporate expenses for the next twelve months are as follows and are approximations:

-

Management fees $75,000

-

Office Rent $15,300

-

Consulting expenses $20,000

-

Accounting fees $30,000

-

Legal fees $30,000

-

Transfer agent $2,000

We currently do not have sufficient funds to pay our anticipated general operating and corporate expenses for the next twelve months and we intent to try to raise funds but there is no assurance that we will be able to raise adequate capital.

Over the next twelve months, we plan to raise funds through the sale of our common stock or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot further explore or develop our properties or pay our anticipated general operating and corporate expenses.    There is no assurance that we will be able to raise adequate capital.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise equity capital. It is unlikely that we will begin to realize any revenue in the next twelve months. In order to raise funds, we have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us.

Funding for our operations may not be available under favorable terms, if at all. If adequate funds are not available, we may not be able to continue as a going concern or we may be required to curtail our operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Additionally, we may owe up to $117,006 in interest on the secured convertible notes issued and to be issued in connection our April 12, 2006 notes and warrants financing with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  The next interest payment under the notes is due May 2008.  We currently do not have sufficient funds to pay this interest payment.  The secured convertible notes are secured by all of our assets and property.  As such, if we default on the secured convertible notes, we could be forced to forfeit all of our assets and property to the noteholders.

OUR PLAN OF OPERATIONS FOR NEXT 12 MONTHS

We are an exploration stage company and we do not have any proven or probable reserves on any of our properties.

Arizona Property

We hold a 60% interest in the Lucky Boy Prospect, which comprises 14 mineral claims and an 80 acre State Lease located in Gila County, Arizona.  Handley Minerals Inc. (“Handley”) holds the other 40% interest.  The Lucky Boy Prospect is subject to a 3% yellow cake royalty.  The Lucky Boy Prospect is situated 13 miles SSW of Globe, Arizona.  We also hold a 100% interest in an additional 12 lode claims, the Get Lucky Claims, which are located in the same vicinity as the Lucky Boy Prospect.  They are also situated 13 miles SSW of Globe, Arizona.  We will be exploring for uranium on the Lucky Boy Prospect and Get Lucky Claims if we commence a work program.

We currently do not have the funds to pay for a work program on this property.  We are not obligated to pay further costs and will not lose our existing interest if we do not make further payments, except for $3,250 in claim maintenance fees payable to the BLM in August 2008.   However if we receive adequate financing we do intend on utilizing them on a work program on the Lucky Boy Prospect.  We need to reach a contractual agreement with Handley, who holds a 40% interest in the Lucky Boy Prospect, on how to continue work on the Lucky Boy Prospect.  If and when we do, then either: (1) Handley could fund the work program but it is unclear it they will or not; or (2) we could fund the work program if we are able to raise adequate funds; or (3) we could jointly fund the work program with Handley.  If we do not come to a contractual agreement, then neither party has the right to perform any further work on the property.

A full geological and geochemical report has been prepared and contains the results along with a recommendation for definition drilling which would test to determine the resources of the strike land.  The progress report on the geological, radiometric and geochemical investigation and summary of drilling results on the Lucky Boy Prospect also details the results from the Plan of Operations that was completed during the last quarter of 2006. The Plan of Operations included a 25-hole drilling program intended to define economic uranium mineralization. After several months of compiling all the data from various sources it has been determined that a strike length of several hundred feet with a thickness of approximately 5 to 10 feet with intercepted grades of .1% U or greater warrants us to submit a further Plan of Operation to the various state and government agencies for further drilling and to consider small-scale mining.  This will include potentially putting the probable and proven mineralization into production, while at the same time continuing the drill testing phase on other areas on the property that have showed potential from either the MMI geochemical surveys and/or the anomalous Into XRF readings taken at surface and underground.

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

In August 2007, we paid $3,250 to the BLM in claims fee to maintain the Lucky Boy Prospect.

Nevada Property

In 2003, we entered into a quitclaim deed with Scoonover Exploration, LLC, (“Scoonover”) whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko, Nevada.  We will be exploring for gold on the Debut property if we commence exploration.

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

Over the next twelve months in order to maintain these claims in good standing claim maintenance fees of $2,000 are due with the U.S. Bureau of Land Management by September 1, 2008, and $144 is due to Elko County on November 1, 2007. There are no other costs involved in maintaining the Debut Prospect in good standing over the next twelve months.  According to the terms on the option agreement with Canasia, they are obligated to make these payments.  If Canasia defaults on the option agreement, then we are responsible for these payments. We currently do not have sufficient funds in the bank to make these payments.

We have not initiated any exploration activities on this property as of the date of this Report.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop that property in the next twelve months.   If Canasia chooses to make payments for expenditures on the Debut Prospect, then we will jointly retain an operator and initiate a work program, however Canasia is not obligated to do so.  If Canasia chooses not to make payments for expenditures on the Debut Prospect, it is unlikely that we will commence exploration activities on this property over the next twelve months.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief Executive Officer and Chief  Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of July 31, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

We believe we have a 100% interest in our Get Lucky Prospect.  However, US Minerals, LLC has indicated that they hold an interest in the claims comprising the Get Lucky Prospect and they contend that our Get Lucky Prospect claims were staked over the top of their claims.  US Minerals has provided us with information regarding their interest in the claims and Ashworth, the operator of Lucky Boy Prospect, is currently reviewing the information provided by US Minerals on our behalf.  We may or may not have proper title to these claims and we anticipate the matter to be resolved in us retaining a 100% interest in the claims, in us losing the claims or in us conducting a joint venture with US Minerals on these claims.

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

On approximately June 23, 2007, we received a letter from counsel for Clio, indicating that Clio thought the transaction was taking longer that anticipated; however there were no assurances or representations on how soon the shares could trade.  Counsel for Clio indicated that Clio may sue us if this issue is not resolved.  We have kept counsel for Clio informed of the progress of this matter. We now anticipate that the shares will be tradable on the Frankfurt Stock Exchange no later than September 30, 2007.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of our securities during the period May 1, 2007 to July 31, 2007 except as follows:

(a)

under our 2005 Non-Qualified Stock Option Plan, we granted 750,000 stock options to Steven Goldberg, one of directors, to purchase shares of our common stock at an exercise price of $0.04 on June 18, 2007, with an expiry date of June 19, 2008; and

(b)

under our 2005 Non-Qualified Stock Option Plan, we granted 750,000 stock options to Negar Towfigh, our secretary, to purchase shares of our common stock at an exercise price of $0.04 on June 18, 2007, with an expiry date of June 19, 2008.

Mr. Goldberg, one of directors, is a US person and was issued these options in an unregistered transaction pursuant to Section 4(2) of the Securities Act of 1933.  As one of our directors, Mr. Goldberg has access to the type of information that registration would disclose.

Ms. Towfigh is a non-US person and were issued these options in an off-shore transaction with no selling efforts in the US pursuant to the Regulation S exemption to the Securities Act of 1933.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5

OTHER INFORMATION.

None

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

Date:  September 18, 2007

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director