Form 10QSB
period 2007-10-31
GOLDEN PATRIOT CORP
filed 2007-12-17
CIK 1080036

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

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

There were 105,962,895 common shares outstanding of as of December 12, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2007 and April 30, 2007

(Unaudited)

(Stated in US Dollars)

	October 31,	April 30,
ASSETS	2007	2007

Current
Cash	$ 671	$ 53,815
Prepaid fees and expenses	9,191	16,960
Current portion of deferred financing costs – Note 4(b)	30,250	76,125

	40,112	146,900
Advances receivable	-	10,200
Deferred financing costs – Note 4(b)	60,500	67,023
Equipment – Note 6	763	874

	$ 101,375	$ 224,997

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$ 406,110	$ 117,098

Callable secured convertible notes – Note 4	826,646	877,762

	1,232,756	994,860

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 4, 5, 7, 8 and 10
Common stock, $0.001 par value
1,000,000,000 authorized
101,712,895 outstanding (April 30, 2007: 88,112,895)	101,712	88,112
Additional paid-in capital	6,587,364	6,360,080
Deficit accumulated during the exploration stage	(7,820,457)	(7,218,055)

	(1,131,381)	(769,863)

	$ 101,375	$ 224,997

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended October 31, 2007 and 2006 and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2007

(Unaudited)

(Stated in US Dollars)

					(Restated
					– Note 8)
					November 24,
					1998 (Date of
		(Restated		(Restated	Inception of
		– Note 8)		– Note 8)	the Exploration
	Three months ended		Six months ended		Stage) to
	October 31,		October 31,		October 31,
	2007	2006	2007	2006	2007

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Abandonment of capital assets	-	-	-	-	6,773
Administration fees – Note 6	-	-	-	-	14,527
Amortization	54	80	111	159	6,807
Audit and accounting fees	16,671	10,258	63,270	42,523	241,140
Beneficial conversion feature – Note 8	-	-	-	230,797	452,916
Consulting fees – Note 6	10,850	15,644	19,850	94,825	3,072,394
Cost recovery – Note 6	-	-	-	-	(11,500)
Exploration and development costs – Note 6	5,717	118,042	85,951	244,170	1,329,157
Filing fees	625	254	2,958	5,957	32,117
Finance charges	13,971	63,977	52,523	77,552	185,900
Interest expense – Note 4	82,027	168,811	197,104	179,341	808,504
Investor relations	-	4,261	-	30,065	222,268
Legal fees	33,145	36,664	57,896	107,081	299,872
Management fees – Note 6	25,000	41,666	50,000	70,333	461,161
Office and miscellaneous	4,950	2,443	9,770	4,971	75,026
Promotion	7,049	28,154	7,220	135,896	211,479
Rent – Note 6	5,406	2,759	11,806	5,358	33,160
Mineral property option payments received – Note 3	-	-	-	-	(106,940)
Stock-based compensation – Note 5	-	-	30,000	58,000	273,044
Telephone	1,454	-	1,645	-	6,174
Transfer agent fees	575	5,540	2,098	8,711	34,215
Travel and automobile	-	-	-	18,198	60,417
Write-down and loss on disposal of equity securities	-	-	-	-	19,105
Write-off of accounts payable	-	-	-	-	(1,959)
Write-off of oil and gas an properties – Note 6	-	-	-	-	84,500

Loss for the period before other items	(207,494)	(498,553)	(592,202)	(1,313,937)	(7,810,257)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended October 31, 2007 and 2006 and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2007

(Unaudited)

(Stated in US Dollars)

					(Restated
					– Note 8)
					November 24,
					1998 (Date of
		(Restated		(Restated	Inception of
		– Note 8)		– Note 8)	the Exploration
	Three months ended		Six months ended		Stage) to
	October 31,		October 31,		October 31,
	2007	2006	2007	2006	2007

Other items:
Write off of accounts receivable	-	-	(10,200)	-	(10,200)

Net loss for the period	$ (207,494)	$ (343,354)	$ (602,402)	$ (1,313,937)	$ (7,820,457)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding	97,952,569	75,744,417	94,538,710	74,953,656

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2007 and 2006 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2007

(Unaudited)

(Stated in US Dollars)

			(Restated –
			Note 8)
			November 24,
			1998 (Date of
			Inception of
		(Restated –	Exploration
		Note 8)	Stage) to
	Six months ended October 31,		October 31,
	2007	2006	2007

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (602,402)	$ (1,313,937)	$ (7,820,457)
Add (deduct) items not affecting cash
Amortization	111	159	6,807
Amortization of deferred financing costs	52,398	59,508	184,520
Accretion of convertible debt discount	159,768	12,308	599,206
Abandonment of capital assets	-	-	6,773
Beneficial conversion feature	-	230,797	452,916
Mineral property option payments received	-	-	(46,940)
Write-down and loss on disposal of equity securities		-	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of accounts receivable	10,200	-	10,200
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	-	-	155,400
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Stock-based compensation	30,000	58,000	273,044
Change in non-cash working capital items related to operations
Prepaid fees and expenses	7,769	13,975	(9,191)
Advances receivable	-	(10,200)	(10,200)
Accounts payable and accrued liabilities	289,012	64,622	511,614
Advances payable	-	(203,543)	30,000

Cash used in operating activities	(53,144)	(1,088,311)	(2,262,992)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended October 31, 2007 and 2006 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2007

(Unaudited)

(Stated in US Dollars)

			(Restated –
			Note 8)
			November 24,
			1998 (Date of
		(Restated –	Inception of
		Note 8)	Exploration
	Six months ended		Stage) to
	October 31,		October 31,
	2007	2006	2007

Cash Flows provided by (used in) Financing Activities
Net proceeds from stock subscriptions	-	-	461,811
Common stock issued – options	-	-	232,844
Convertible notes payable	-	1,300,000	2,000,000
Repayment of convertible notes	-	-	(109,983)
Deferred financing costs	-	(140,000)	(250,000)
Note payable repayment	-	(34,000)	-

Cash flow provided by financing activities	-	1,126,000	2,334,672

Cash Flows provided by (used in) Investing Activities
Proceeds from sale of equity securities	-	-	27,834
Acquisition of equipment	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash used in investing activities	-	-	(71,009)

Increase (decrease) in cash during the period	(53,144)	37,689	671

Cash, beginning of the period	53,815	190,404	-

Cash, end of the period	$ 671	$ 228,093	$ 671

Non-cash Transaction – Note 7

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2007

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Stock issued for cash pursuant to private placement agreement – at $0.03	66,665	$ 67	$ 1,933	$ -	$ 2,000
– at $0.45	442,475	442	198,672	-	199,114
– at $0.60	11,110	11	6,656	-	6,667
– at $14.98	1,335	1	19,999	-	20,000
– at $0.45	37,500	38	16,837	-	16,875
Net loss for the period	-	-	-	(184,872)	(184,872)

Balance, April 30, 1999	559,085	559	244,097	(184,872)	59,784
For cash:
Stock rescission – at $14.98	(1,335)	(1)	(19,999)	-	(20,000)
Stock subscriptions – at $0.30	194,000	194	58,006	-	58,200
Net loss for the year	-	-	-	(135,022)	(135,022)

Balance, April 30, 2000	751,750	752	282,104	(319,894)	(37,038)
For cash:
Stock subscriptions – at $0.30	16,665	16	4,984	-	5,000
Net loss for the year	-	-	-	(74,471)	(74,471)

Balance, April 30, 2001	768,415	768	287,088	(394,365)	(106,509)
Net loss for the year	-	-	-	(77,816)	(77,816)

Balance, April 30, 2002	768,415	768	287,088	(472,181)	(184,325)
For cash:
Stock subscriptions – at $0.45	66,690	67	29,933	-	30,000
Net loss for the year	-	-	-	(92,354)	(92,354)

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)

…/cont’d

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to October 31, 2007

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

to October 31, 2007

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2006 (restated – Note 8)	74,162,895	74,162	4,875,340	(5,224,025)	(274,523)
For cash:
Stock subscriptions – at $0.05	3,900,000	3,900	191,055	-	194,955
Less: share issuance costs	-	-	(21,000)	-	(21,000)
Stock-based compensation	-	-	58,000	-	58,000
Discount on convertible notes payable	-	-	452,729	-	452,729
Conversion of notes payable – Note 4	10,050,000	10,050	547,890	-	557,940
Beneficial conversion feature on convertible notes payable	-	-	230,797	-	230,797
Warrants issued as finder’s fees		-	25,269	-	25,269
Net loss for the year	-	-	-	(1,994,030)	(1,994,030)

Balance, April 30, 2007	88,112,895	88,112	6,360,080	(7,218,055)	(769,863)
Conversion of notes payable – Note 4	13,600,000	13,600	197,284	-	210,884
Stock-based compensation	-	-	30,000	-	30,000
Net loss for the period	-	-	-	(602,402)	(602,402)

Balance, October 31, 2007	101,712,895	$ 101,712	$ 6,587,364	$ (7,820,457)	$ (1,131,381)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

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

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2007, the Company had not yet achieved profitable operations, has accumulated a deficit of $7,820,457 since its inception, has a working capital deficiency of $365,998 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 2

Note 3

Mineral Properties – (cont’d)

Scoonover Properties – (cont’d)

By an option agreement dated October 26, 2004, the Company granted Minterra Resources Corp. (“Minterra”) the option to earn a 50% ownership interest in the Gold View and Dun Glen properties (including the Sierra claims).  As consideration Minterra was required to reimburse the Company its costs up to $30,000 per property or $60,000 (paid), issue to the Company 100,000 common shares per property or 200,000 common shares valued at $46,940 (issued) and incur Cdn$1,000,000 of exploration costs per property or Cdn$2,000,000 of exploration costs within three years.  Minterra was also responsible for all of the advance royalty payments and net smelter return royalties on these properties.  Minterra terminated its option in the Dun Glen property during the year ended April 30, 2006 and terminated the Gold View claims during the year ended April 30, 2007.  The Company has also abandoned its interest in these claims.

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 3

Note 3

Mineral Properties – (cont’d)

Lucky Boy Project – (cont’d)

As of October 31, 2007, the Company has paid $50,000 in property payments and in excess of $500,000 in exploration and development costs toward this project.  After accumulating the required $500,000 on the Lucky Boy Project, the Company exercised its option to acquire a 60% interest on the property.  The property payment due on March 17, 2007 was not paid and therefore the Company does not have the right to earn any further interest on this property, nor does it have the requirement for maintaining the option to spend the final $425,000.

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

October 31, 2007

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

During the six months ended October 31, 2007, $210,884 of the convertible notes were converted into shares of the Company’s common stock at prices ranging between $0.01 per share and $0.03 per share for a total of 13,600,000 common shares issued.

At October 31, 2007, the principle balance of the convertible notes was $1,121,193 after giving consideration to the conversions noted above and the repayment of $109,982 in principle and $35,574 in interest during the year ended April 30, 2007.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

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

	October 31,	April 30,
	2007	2007

Total deferred finance costs	$ 275,269	$ 275,269
Less: amortization	(90,397)	(70,793)
converted notes	(84,633)	(51,839)
repayment	(9,489)	(9,489)

	90,750	143,148
Less: current portion	(30,250)	(76,125)

Long-term portion of deferred finance costs	$ 60,500	$ 67,023

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

October 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 6

Note 4

Callable Secured Convertible Notes – (cont’d)

c)

Summary of Callable Secured Convertible Notes – (cont’d)

•

The Company accreted debt principal of $159,768 during the six months ended October 31, 2007, which is included in interest expense.

The following table summarizes the various components of convertible debentures as at October 31, 2007:

	October 31,	April 30,
	2007	2007

Callable secured convertible notes	$ 2,000,000	$ 2,000,000
Less: repayment	(109,982)	(109,982)
conversions	(768,825)	(557,940)
debt discounts	(893,754)	(893,754)

	227,439	438,324
Accretion of discount	599,206	439,438

Balance October 31, 2007	$ 826,645	$ 877,762

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

October 31, 2007

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

During the six months ended October 31, 2007 and the year ended April 30, 2007, the change in share purchase options outstanding is as follows:

	October 31, 2007		April 30, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	2,100,000	$0.10	3,350,000	$0.10
Granted	2,500,000	$0.04	-
Forfeited	(1,000,000)		(1,250,000)	$0.10

Options outstanding and exercisable, end of the period	3,600,000	$0.06	2,100,000	$0.10

At October 31, 2007 and April 30, 2007, the share purchase options were outstanding as follows:

	October 31, 2007			April 30, 2007
		Exercise			Exercise
	Number	Price	Expiry	Number	Price	Expiry

Directors and employees	2,500,000	$0.04	Jun 19/08	1,000,000	$0.10	Jun 19/07
Consultant	1,100,000	$0.10	Mar 17/09	1,100,000	$0.10	Mar 17/09

	3,600,000			2,100,000

At October 31, 2007, the weighted average contractual life remaining is 0.9 years relating to the 3,600,000 share purchase option.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 8

Note 5

Capital Stock – Notes 4, 7, 8 and 10 – (cont’d)

Share Purchase Options – (cont’d)

All share purchase options vest immediately at the date of the grant with the exception of 1,100,000 share purchase options granted to a consultant.  200,000 of these share purchase options vest immediately with the remaining 900,000 share purchase options to vest at 100,000 shares per month until fully vested.  At October 31, 2007 and April 30, 2007, these share purchase options have fully vested.  On June 18, 2007, the 1,000,000 options to directors and employees were re-priced from $0.10 per share to $0.04 per share and the expiry date was extended to June 19, 2008.  No additional stock-based compensation expense was recorded in this period since the fair value of the stock-based compensation determined using the Black-Scholes option valuation model was lower than the previous granted option.  On the same date, 1,500,000 options to directors and employees were granted at $0.04 per share expiring on June 19, 2008.  The company has recorded $30,000 of compensation expense for stock based compensation awarded to directors and employees during the period ended October 31, 2007.

The fair value of the stock-based compensation has been determined using the Black-Scholes option valuation model with the following assumptions:

October 31 and
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

The compensation charge associated with consultant’s option in the amount of $Nil is included in the statement of operations for the six months ended October 31, 2007 (October 31, 2006: $58,000).

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 9

Note 5

Capital Stock – Notes 4, 7, 8 and 10 – (cont’d)

Share Purchase Warrants

During the six months ended October 31, 2007 and the year ended April 30, 2007, the change in share purchase warrants outstanding is as follows:

	October 31, 2007		April 30, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	26,000,000	$0.28	11,000,000	$0.30
Granted	-		15,000,000	$0.26
Expired	-		-

Options outstanding and exercisable, end of the period	26,000,000	$0.28	26,000,000	$0.28

At October 31, 2007 and April 30, 2007, the share purchase warrants were outstanding as follows:

October 31, 2007			April 30, 2007
	Exercise			Exercise
Number	Price	Expiry	Number	Price	Expiry

1,000,000	$0.30	March 31, 2012	1,000,000	$0.30	March 31, 2012
11,000,000	$0.30	April 12, 2013	11,000,000	$0.30	April 12, 2013
11,000,000	$0.30	May 19, 2013	11,000,000	$0.30	May 19, 2013
3,000,000	$0.10	March 28, 2014	3,000,000	$0.10	March 28, 2014
26,000,000			26,000,000

1,000,000 of the above share purchase warrants were issued as a finder’s fee.  The warrants were valued at $0.0253 per share and included in the financial statements for the year ended April 30, 2007, as a $25,269 financing expense.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 10

Note 6

Related Party Transactions – Note 3

The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

			November 24,
			1998 (Date of
			Inception of
			Exploration
	Six Months Ended		Stage) to
	October 31,		October 31,
	2007	2006	2007

Administration fees	$ -	$ -	$ 14,527
Equipment	-	-	3,547
Consulting fees	19,850	34,400	262,887
Cost recovery	-	-	(4,000)
Exploration and development costs	-	-	16,492
Management fees	50,000	70,333	461,161
Rent	11,806	5,358	28,168
Write-off of oil and gas properties	-	-	45,000

	$ 81,656	$ 110,091	$ 827,782

At October 31, 2007, accounts payable includes $69,583 (April 30, 2007: $9,806) owing to companies with an officer in common.

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the investing and financing activities sections of the statements of cash flows.

During the six months ended October 31, 2007:

-

the Company issued 13,600,000 common shares having a value of $210,884 pursuant to the conversion of callable secured notes.

This transaction was excluded from the investing and financing sections of the statements of cash flows.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 11

Note 8

Restatement of Prior Period Financial Statements

The Company has restated its financial statements for its six months ended October 31, 2006 as a result of reassessing the manner in which it accounts for the provisions of its outstanding Callable Secured Convertible Notes (“Notes”). The Company had recorded derivative liabilities for each of the embedded conversion feature and detachable warrant components of the notes under the provisions of Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). However, these components of the notes meet the definition of equity instruments as prescribed by the Emerging Issues Task Force “EITF” Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Stock”. As a result, these components of the Notes qualify for the scope exception in SFAS 133 and instead, the proceeds received in respect of the Notes are allocated between the debt instrument and the detachable warrants based on their relative fair values in accordance with the provisions of APB-14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Subsequent to the allocation of proceeds, the balance allocated to the debt portion of the instrument is evaluated, in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, to determine whether the instrument contains a beneficial conversion feature at inception. Morever, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” indicates that this evaluation is done using the effective conversion price inherent in the debt instrument. Any discount resulting from a beneficial conversion feature is expensed as interest expense at inception given that the debt is immediately convertible. On May 19, 2006, the Company issued Notes totalling $600,000 with detachable warrants to purchase 11,000,000 shares of the Company’s common stock and which were allocated a fair value of $452,729 and the Notes were also determined to have a beneficial conversion feature valued at $230,797.

As a result of the foregoing, the financial statements for the three and six months ended October 31, 2006 have been restated: interest expense for the three months ended has decreased by $2,736 from $171,547 to $168,811 and interest expense for the six months ended has decreased by $1,622,671 from $1,802,012 to $179,341. Net loss for the three months ended has decreased from net income of $416,405 to net loss of $498,553 and net loss for the six months ended has decreased from $2,286,539 to $1,313,937; the basic loss per share decreased from $0.03 to $0.02; the warrant, derivative liabilities and unrealized gain on adjustment of derivative and warrant liability to fair value of underlying securities of $427,138, $2,355,870 and $419,272 respectively were eliminated, the callable secured convertible notes balance decreased by $130,007, net of the discount of $452,729 and the additional paid-in capital balance increased by $469,269 from $5,357,547 to $5,826,816.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

(Unaudited)

(Stated in US Dollars) – Page 12

Note 9

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation used in the current year.

Note 10

Subsequent Events

Subsequent to October 31, 2007 the Company converted $17,765 of convertible debt into 4,250,000 common shares at prices ranging from $0.006 to $0.003 per share.

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

PLAN OF OPERATIONS

As of October 31, 2007, we had cash reserves of $671.  As of December 12, 2007, we had cash reserves of approximately $1,200.

Our plan with respect to our Lucky Boy and Debut claims that we currently hold an interest in is entirely dependent upon obtaining additional financing.  We do not have sufficient funds to do any additional exploration of our claims at this time.

We plan to use our minimal remaining funds to pay a portion of our general operating and corporate expenses.  Our anticipated general operating and corporate expenses for the remainder of the fiscal year are as follows and are approximations:

-

Management fees $50,000

-

Office Rent $10,000

-

Consulting expenses $13,000

-

Accounting fees $25,000

-

Legal fees $20,000

-

Transfer agent $1,500

We currently do not have sufficient funds to pay our anticipated general operating and corporate expenses for the remainder of the fiscal year and we intent to try to raise funds but there is no assurance that we will be able to raise adequate capital.

Over the remainder of the fiscal year, we plan to raise funds through the sale of our common stock or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot further explore or develop our properties or pay our anticipated general operating and corporate expenses.    There is no assurance that we will be able to raise adequate capital.

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

On or about April 12, 2006, we entered into certain financing transactions with AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC.  In connection with those transactions we delivered to those parties certain secured convertible promissory notes.  The language of those notes is ambiguous, and it could be construed that we owe as much as One Hundred Thirty One Thousand Two Hundred Twenty-Five Dollars ($131,225.00) in unpaid interest on those notes.  We believe that we do not owe that amount as interest regarding those notes.  Additionally, none of the lenders have notified us that we owe any such interest.  The next interest payments pursuant to those notes are due May 2008.  We currently do not have sufficient funds to pay those interest payments.  The secured convertible notes are secured by all of our assets and property.  As such, if we default on the secured convertible notes, we could be forced to forfeit all of our assets and property to the noteholders.

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

On November 3, 2006, we entered into an option agreement with Canasia Industries Corp.  (“Canasia”). We granted Canasia the option to earn an undivided 50% interest in the Debut Prospect for consideration of Canasia incurring exploration expenditures aggregating CDN$1,000,000 over ten years from the execution of the agreement and making all necessary payments to maintain the property in good standing.  Canasia is a related party by virtue that our president, Bradley Rudman, is a director of Canasia and our Secretary, Negar Towfigh, is Canasia’s Chief Financial Officer and a director.   Canasia had not yet made any payments on in regards to this agreement and we do not know if they will make any payments over the next twelve months, as they have the option but are not obligated to do so.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief Executive Officer and Chief  Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of October 31, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of our securities during the period August 1, 2007 to October 31, 2007.

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

Date:  December 13, 2007

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director