Form 10QSB
period 2008-01-31
GOLDEN PATRIOT CORP
filed 2008-03-21
CIK 1080036

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

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

There were 112,762,853 common shares outstanding of as of March 12, 2008.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

January 31, 2008 and April 30, 2007

(Unaudited)

(Stated in US Dollars)

		January 31,	April 30,
ASSETS		2008	2007

Current
Cash		$ 12,218	$ 53,815
Prepaid fees and expenses		9,191	16,960
Current portion of deferred financing costs – Note 4(b)		47,561	76,125

		68,970	146,900
Advances receivable – Note 3		13,362	10,200
Deferred financing costs – Note 4(b)		61,401	67,023
Equipment – Note 6		710	874

		$ 144,443	$ 224,997

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6		$ 250,286	$ 117,098

Callable secured convertible notes – Note 4		959,175	877,762

		1,209,461	994,860

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 4, 5, 7 and 9
Common stock, $0.001 par value
1,000,000,000	authorized
110,212,895	outstanding (April 30, 2007: 88,112,895)	110,212	88,112
Additional paid-in capital		6,679,734	6,360,080
Deficit accumulated during the exploration stage		(7,854,964)	(7,218,055)

		(1,065,018)	(769,863)

		$ 144,443	$ 224,997

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended January 31, 2008 and 2007 and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2008

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended		Nine months ended		Stage) to
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Abandonment of capital assets	-	-	-	-	6,773
Administration fees – Note 6	-	-	-	-	14,527
Amortization	53	79	164	238	6,860
Audit and accounting fees	11,415	25,848	74,685	31,889	252,555
Beneficial conversion feature	-	-	-	-	452,916
Consulting fees – Note 6	5,600	15,644	25,450	131,308	3,077,994
Cost recovery – Note 6	-	-	-	-	(11,500)
Exploration and development costs – Note 6	44,766	75,223	130,717	319,393	1,373,923
Filing fees	482	793	3,440	6,750	32,599
Finance charges	20,567	18,870	73,090	96,422	206,467
Interest expense – Note 4	43,805	44,424	240,909	454,562	852,309
Investor relations	-	3,885	-	33,950	222,268
Legal fees	17,080	12,852	74,976	119,933	316,952
Management fees – Note 6	35,000	24,999	85,000	95,332	496,161
Office and miscellaneous	252	1,741	10,022	6,712	75,278
Promotion	-	-	7,220	135,896	211,479
Rent – Note 6	1,931	5,985	13,737	11,343	35,091
Mineral property option payments received – Note 3	-	-	-	-	(106,940)
Stock-based compensation – Note 5	-	-	30,000	58,000	273,044
Telephone	1,121	542	2,766	542	7,295
Transfer agent fees	594	1,099	2,692	9,810	34,809
Travel and automobile	-	-	-	18,198	60,417
Write-down and loss on disposal of equity securities	-	-	-	-	19,105
Write-off of accounts payable	-	-	-	-	(1,959)
Write-off of oil and gas an properties – Note 6	-	-	-	-	84,500

Loss for the period before other items	(182,666)	(216,340)	(774,868)	(1,530,278)	(7,992,923)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended January 31, 2008 and 2007 and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2008

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended		Nine months ended		Stage) to
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008

Other items:
Gain on sale of interest in Lucky Boy
Project	125,000	-	125,000	-	125,000
Refund of reclamation costs	23,159	-	23,159	-	23,159
Write off of accounts receivable	-	-	(10,200)	-	(10,200)

Net loss for the period	$ (34,507)	$ (216,340)	$ (636,909)	$ (1,530,278)	$ (7,854,964)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding	106,166,156	78,298,265	98,171,228	76,068,692

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2008 and 2007 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2008

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
	Nine months ended		Stage) to
	January 31,		January 31,
	2008	2007	2008

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (636,909)	$ (1,530,278)	$ (7,854,964)
Add (deduct) items not affecting cash
Amortization	164	238	6,860
Amortization of deferred financing costs	72,646	96,421	204,768
Accretion of convertible debt discount	184,707	206,450	624,145
Abandonment of capital assets	-	-	6,773
Beneficial conversion feature	-	230,797	452,916
Mineral property option payments received	-	-	(46,940)
Write-down and loss on disposal of equity securities		-	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of accounts receivable	10,200	-	10,200
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	-	-	155,400
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Stock-based compensation	30,000	58,000	273,044
Change in non-cash working capital items related to operations
Prepaid fees and expenses	7,769	13,975	(9,191)
Advances receivable	(13,362)	(10,200)	(23,562)
Accounts payable and accrued liabilities	133,188	(40,999)	355,790
Advances payable	-	(203,543)	30,000

Cash used in operating activities	(211,597)	(1,179,139)	(2,421,445)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended January 31, 2008 and 2007 and

for the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2008

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
	Nine months ended		Stage) to
	January 31,		January 31,
	2008	2007	2008

Cash Flows provided by (used in) Financing Activities
Net proceeds from stock subscriptions	-	-	461,811
Common stock issued – options	-	-	232,844
Convertible notes payable	200,000	1,300,000	2,200,000
Repayment of convertible notes	-	(127,510)	(109,983)
Deferred financing costs	(30,000)	(140,000)	(280,000)
Note payable repayment	-	(34,000)	-

Cash flow provided by financing activities	170,000	998,490	2,504,672

Cash Flows provided by (used in) Investing Activities
Proceeds from sale of equity securities	-	-	27,834
Acquisition of equipment	-	-	(14,343)
Acquisition of oil and gas properties	-	-	(86,500)
Proceeds on disposal of oil and gas property	-	-	2,000

Cash used in investing activities	-	-	(71,009)

Increase (decrease) in cash during the period	(41,597)	(180,649)	12,218

Cash, beginning of the period	53,815	190,404	-

Cash, end of the period	$ 12,218	$ 9,755	$ 12,218

Non-cash Transaction – Note 7

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2008

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

to January 31, 2008

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2003	835,105	835	317,021	(564,535)	(246,679)
Stock issued pursuant to debt settlement agreements – at $0.002	51,772,500	51,773	51,772	-	103,545
Stock issued pursuant to consulting agreements – at $0.02	12,500,000	12,500	237,500	-	250,000
– at $0.52	2,000,000	2,000	1,038,000	-	1,040,000
– at $0.48	3,000,000	3,000	1,437,000	-	1,440,000
– at $0.45	100,000	100	44,900	-	45,000
– at $0.54	9,890	9	5,331	-	5,340
Stock issued to acquire resource properties – at $0.43	1,000,000	1,000	429,000	-	430,000
– at $0.35	222,000	222	77,478	-	77,700
Stock issued for cash pursuant to exercise of options – at $0.50	250,000	250	125,094	-	125,344
Net loss for the year	-	-	-	(3,519,771)	(3,519,771)

Balance, April 30, 2004	71,689,495	71,689	3,763,096	(4,084,306)	(249,521)
Stock issued pursuant to investor relations agreements – at $0.36	275,000	275	98,725	-	99,000
Stock issued pursuant to debt settlement agreements – at $0.75	48,400	48	3,582	-	3,630
Stock-based compensation	-	-	80,200	-	80,200
Net loss for the year	-	-	-	(364,939)	(364,939)

Balance, April 30, 2005	72,012,895	72,012	3,945,603	(4,449,245)	(431,630)
Stock issued for cash pursuant to exercise of options – at $0.07	1,250,000	1,250	86,250	-	87,500
– at $0.10	200,000	200	19,800	-	20,000
Stock issued pursuant to investor relations agreements – at $0.079	600,000	600	46,800	-	47,400
– at $0.09	100,000	100	8,900	-	9,000
Stock-based compensation	-	-	104,844	-	104,844
Beneficial conversion feature of callable secured convertible notes	-	-	222,119	-	222,119
Discount on convertible notes payable	-	-	441,024	-	441,024
Net loss for the year	-	-	-	(774,780)	(774,780)

Balance, April 30, 2006 (restated)	74,162,895	74,162	4,875,340	(5,224,025)	(274,523)

…/cont’d

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

Continued

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2008

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2006 (restated)	74,162,895	74,162	4,875,340	(5,224,025)	(274,523)
For cash:
Stock subscriptions – at $0.05	3,900,000	3,900	191,055	-	194,955
Less: share issuance costs	-	-	(21,000)	-	(21,000)
Stock-based compensation	-	-	58,000	-	58,000
Discount on convertible notes payable	-	-	452,729	-	452,729
Conversion of notes payable – Note 4	10,050,000	10,050	547,890	-	557,940
Beneficial conversion feature on convertible notes payable	-	-	230,797	-	230,797
Warrants issued as finder’s fees		-	25,269	-	25,269
Net loss for the year	-	-	-	(1,994,030)	(1,994,030)

Balance, April 30, 2007	88,112,895	88,112	6,360,080	(7,218,055)	(769,863)
Conversion of notes payable – Note 4	22,100,000	22,100	281,193	-	303,293
Stock-based compensation	-	-	30,000	-	30,000
Warrants issued as finder’s fees		-	8,461	-	8,461
Net loss for the period	-	-	-	(636,909)	(636,909)

Balance, January 31, 2008	110,212,895	$ 110,212	$ 6,679,734	$ (7,854,964)	$ (1,065,018)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008

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

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2008, the Company had not yet achieved profitable operations, has accumulated a deficit of $7,854,964 since its inception, has a working capital deficiency of $181,316 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

January 31, 2008

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

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 3

Note 3

Mineral Properties – (cont’d)

Lucky Boy Project – (cont’d)

Once the Company spends a cumulative amount of $500,000 on the Lucky Boy project, it has the right to earn up to a 60% interest on the property and the right to earn an additional 8% for each $100,000 spent on the project.

As of January 31, 2008, the Company has paid $50,000 in property payments and in excess of $500,000 in exploration and development costs toward this project.  After accumulating the required $500,000 on the Lucky Boy Project, the Company exercised its option to acquire a 60% interest on the property.

On January 29, 2008, the Company sold to Rodinia Minerals Inc. (“Rodinia”) its right to acquire the remaining 40% interest in the Lucky Boy Project. In consideration, Rodinia agreed to pay the balance of $125,000 owing by the Company to Handley Minerals, Inc. (also know as Ashworth Explorations Ltd) for exploration costs on the project.  As part of this agreement, the Company also received a refund of $9,797 from reclamation bonds and expects the balance of the bonds outstanding, totalling $13,362, to be refunded to due course.

The agreement is subject to a 3% uranium oxide royalty.

By an option agreement dated March 17, 2005, the Company granted Rodinia the option to acquire up to a 40% interest of the Company’s interest in the Lucky Boy Project in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Project in favour of the Company.  The option shall be exercisable from time to time, as to 40% of the interest in respect of which the Company has exercised its right to acquire pursuant to the terms of the above-noted option agreement. During the period ending January 31, 2008, Rodinia exercised this option and now holds a 64% interest in the property leaving the Company a 36% interest.

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

January 31, 2008

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

January 31, 2008

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

On December 19, 2007, the Company entered into a Securities Purchase Agreement to sell callable secured convertible notes (the “notes”) having an aggregate principal amount of $200,000.  On the same day the Company issued notes totalling $200,000, maturing on December 19, 2010, and warrants to purchase 15,000,000 shares of the common stock at $0.003 per share, subject to adjustment for the effects of dilutive issuance, exercisable until December 19, 2014.  Legal costs of $10,000 and a finder’s fee of $20,000 were paid in cash pursuant to this note.

These December 19, 2007  notes bear interest at 8%, are secured by all of the assets of the Company, are payable quarterly provided that no interest shall be due and payable for any month in which the trading price of the Company’s common stock on the OTC Bulletin Board is greater than $0.1125 per share for each trading day of the month and are convertible into shares of common stock of the Company at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 60% as a registration statement was declared effective by the SEC on August 18, 2006.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

During the nine months ended January 31, 2008, $240,550 of the convertible notes were converted into shares of the Company’s common stock at prices ranging between $0.0024 per share and $0.0259 per share for a total of 22,100,000 common shares issued.

At January 31, 2008, the principle balance of the convertible notes was $1,291,527 after giving consideration to the conversions noted above and the repayment of $109,982 in principle and $35,574 in interest during the year ended April 30, 2007.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 6

Note 4

Callable Secured Convertible Notes – (cont’d)

b)

Deferred Financing Costs

Deferred financing costs with respect to the above-noted convertible debentures totalling $313,730 ($60,000 for legal fees and $245,269 for finders’ fees including warrants issued with a fair value of $33,730) have been capitalized and are being amortized over three years, being the term of the convertible notes.  If the convertible note, or any part thereof, is converted or repaid, then the unamortized deferred financing charges related to the extinguished debt are expensed at the date of conversion or repayment.

	January 31,	April 30,
	2008	2007

Total deferred finance costs	$ 313,730	$ 275,269
Less: amortization	(109,556)	(70,793)
converted notes	(85,723)	(51,839)
repayment	(9,489)	(9,489)

	108,962	143,148
Less: current portion	(47,561)	(76,125)

Long-term portion of deferred finance costs	$ 61,401	$ 67,023

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

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 7

Note 4

Callable Secured Convertible Notes – (cont’d)

c)

Summary of Callable Secured Convertible Notes – (cont’d)

•

The Company accreted debt principal of $184,707 during the nine months ended January 31, 2008, which is included in interest expense.

The following table summarizes the various components of convertible debentures as at January 31, 2008:

	January 31,	April 30,
	2008	2007

Callable secured convertible notes	$ 2,200,000	$ 2,000,000
Less: repayment	(109,982)	(109,982)
conversions	(798,490)	(557,940)
debt discounts	(956,497)	(893,754)

	335,031	438,324
Accretion of discount	624,144	439,438

Balance January 31, 2008	$ 959,175	$ 877,762

Note 5

Capital Stock – Notes 4, 7 and 9

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 8

Note 5

Capital Stock – Notes 4, 7 and 9 – (cont’d)

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

During the nine months ended January 31, 2008 and the year ended April 30, 2007, the change in share purchase options outstanding is as follows:

	January 31, 2008		April 30, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	2,100,000	$0.10	3,350,000	$0.10
Granted	2,500,000	$0.04	-
Forfeited	(1,000,000)		(1,250,000)	$0.10

Options outstanding and exercisable, end of the period	3,600,000	$0.06	2,100,000	$0.10

At January 31, 2008 and April 30, 2007, the share purchase options were outstanding as follows:

	January 31, 2008			April 30, 2007
		Exercise			Exercise
	Number	Price	Expiry	Number	Price	Expiry

Directors and employees	2,500,000	$0.04	Jun 19/08	1,000,000	$0.10	Jun 19/07
Consultant	1,100,000	$0.10	Mar 17/09	1,100,000	$0.10	Mar 17/09

	3,600,000			2,100,000

At January 31, 2008, the weighted average contractual life remaining is 0.6 years relating to the 3,600,000 share purchase option.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 9

Note 5

Capital Stock – Notes 4, 7 and 9 – (cont’d)

Share Purchase Options – (cont’d)

All share purchase options vest immediately at the date of the grant with the exception of 1,100,000 share purchase options granted to a consultant.  200,000 of these share purchase options vest immediately with the remaining 900,000 share purchase options to vest at 100,000 shares per month until fully vested.  At January 31, 2008 and April 30, 2007, these share purchase options have fully vested.  On June 18, 2007, the 1,000,000 options to directors and employees were re-priced from $0.10 per share to $0.04 per share and the expiry date was extended to June 19, 2008.  No additional stock-based compensation expense was recorded in this period since the fair value of the stock-based compensation determined using the Black-Scholes option valuation model was lower than the previous granted option.  On the same date, 1,500,000 options to directors and employees were granted at $0.04 per share expiring on June 19, 2008.  The company has recorded $30,000 of compensation expense for stock based compensation awarded to directors and employees during the period ended January 31, 2008.

The fair value of the stock-based compensation has been determined using the Black-Scholes option valuation model with the following assumptions:

January 31 and
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

The compensation charge associated with consultant’s option in the amount of $Nil is included in the statement of operations for the nine months ended January 31, 2008 (January 31, 2007: $58,000).

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 10

Note 5

Capital Stock – Notes 4, 7 and 9 – (cont’d)

Share Purchase Warrants

During the nine months ended January 31, 2008 and the year ended April 30, 2007, the change in share purchase warrants outstanding is as follows:

	January 31, 2008		April 30, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	26,000,000	$0.28	11,000,000	$0.30
Granted	16,500,000	$0.003	15,000,000	$0.26

Options outstanding and exercisable, end of the period	42,500,000	$0.17	26,000,000	$0.28

At January 31, 2008 and April 30, 2007, the share purchase warrants were outstanding as follows:

January 31, 2008			April 30, 2007
	Exercise			Exercise
Number	Price	Expiry	Number	Price	Expiry

1,000,000	$0.30	March 31, 2012	1,000,000	$0.30	March 31, 2012
11,000,000	$0.30	April 12, 2013	11,000,000	$0.30	April 12, 2013
11,000,000	$0.30	May 19, 2013	11,000,000	$0.30	May 19, 2013
3,000,000	$0.10	March 28, 2014	3,000,000	$0.10	March 28, 2014
16,500,000	$0.003	December 19, 2014

42,500,000			26,000,000

2,500,000 of the above share purchase warrants were issued as a finder’s fee.  The 1,000,000 of the warrants were valued at $0.0253 per share and included in the financial statements for the year ended April 30, 2007, as a $25,269 financing expense. 1,500,000 of the warrants, issued on December 19, 2007 and valued at $.0056, were recorded as a $8,461 financing expense.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 11

Note 6

Related Party Transactions – Note 3

The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

			November 24,
			1998 (Date of
			Inception of
			Exploration
	Nine Months Ended		Stage) to
	January 31,		January 31,
	2008	2007	2008

Accounting fees	$ 11,045	$ -	$ 11,045
Administration fees	-	-	14,527
Equipment	-	-	3,547
Consulting fees	25,450	44,900	268,487
Cost recovery	-	-	(4,000)
Exploration and development costs	-	-	16,492
Management fees	85,000	95,332	496,161
Rent	13,737	9,890	30,099
Write-off of oil and gas properties	-	-	45,000

	$ 135,232	$ 150,122	$ 881,358

At January 31, 2008, accounts payable includes $80,531 (April 30, 2007: $9,806) owing to companies with an officer in common.

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the investing and financing activities sections of the statements of cash flows.

During the nine months ended January 31, 2008:

-

the Company issued 22,100,000 common shares having a value of $303,293 pursuant to the conversion of callable secured notes.

-

the Company issued 1,500,000 warrants having a fair value of $8,461 in respect of fees associated with the issuance of callable secured convertible notes.

This transaction was excluded from the investing and financing sections of the statements of cash flows.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 12

Note 8

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation used in the current year.

Note 9

Subsequent Events

Subsequent to January 31, 2008 the Company converted $3,655 of convertible debt into 1,700,000 common shares at prices ranging from $0.0024 to $0.0019 per share.

On January 28, 2008, the Company entered into a Securities Purchase Agreement to sell callable secured convertible notes (the “notes”) having an aggregate principal amount of $350,000. Theses notes were funded on February 1, 2008 and are therefore subsequent to the period ending January 31, 2008. The Company issued notes totalling $350,000, maturing on January 28, 2011, and warrants to purchase 10,000,000 shares of the common stock at $0.003 per share, subject to adjustment for the effects of dilutive issuance, exercisable until January 28, 2015.

The notes bear interest at 8%, are secured by all of the assets of the Company, are payable quarterly provided that no interest shall be due and payable for any month in which the trading price of the Company’s common stock on the OTC Bulletin Board is greater than $0.1125 per share for each trading day of the month and are convertible into shares of common stock of the Company at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 40% as defined in these notes.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

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

PLAN OF OPERATIONS

As of January 31, 2008, we had cash reserves of $12,218.  As of March 12, 2008, we had cash reserves of approximately $48,841.

Our plan with respect to our Lucky Boy and Debut claims that we currently hold an interest in is entirely dependent upon other partners on both properties. We are carried on the properties and it is up to our partners to spend funds to further explore and develop the properties.   There is no guarantee that either of our partners will spend funds on exploration and development of either property.

We plan to use our minimal remaining funds to pay a portion of our general operating and corporate expenses.  Our anticipated general operating and corporate expenses for the remainder of the fiscal year are as follows and are approximations:

-

Management fees $55,000

-

Office Rent $5,700

-

Consulting expenses $15,000

-

Accounting fees $15,000

-

Legal fees $10,000

-

Transfer agent $750

We currently do not have sufficient funds to pay our anticipated general operating and corporate expenses for the remainder of the fiscal year and we intent to try to raise funds but there is no assurance that we will be able to raise adequate capital.

Over the remainder of the fiscal year, we plan to raise funds through the sale of our common stock, through loans or convertible debentures.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot further explore or develop our properties or pay our anticipated general operating and corporate expenses.    There is no assurance that we will be able to raise adequate capital.

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

On or about April 12, 2006, we entered into certain financing transactions with AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC.  In connection with those transactions we delivered to those parties certain secured convertible promissory notes.  The next interest payments pursuant to those notes are due May 2008.  We currently have sufficient funds to pay those interest payments.  The secured convertible notes are secured by all of our assets and property.  As such, if we default on the secured convertible notes, we could be forced to forfeit all of our assets and property to the noteholders.

On or about January 31, 2008 we exchanged for interest due to New Millennium Capital
Partners II, LLC, AJW Partners, LLC and AJW Master Fund, LTD in the amount of $117,947 Interest Rate debenture notes in the same amount due January 31, 2011 at the rate of 2%. These  notes  are secured by all of our assets, and are payable quarterly and are convertible into shares of our common stock at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 50%.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

OUR PLAN OF OPERATIONS FOR NEXT 12 MONTHS

We are an exploration stage company and we do not have any proven or probable reserves on any of our properties.

Arizona Property

We held a 60% interest in the Lucky Boy Prospect, which comprises 14 mineral claims and an 80 acre State Lease located in Gila County, Arizona.  Handley Minerals Inc. (“Handley”) holds the other 40% interest.  The Lucky Boy Prospect is subject to a 3% yellow cake royalty.  The Lucky Boy Prospect is situated 13 miles SSW of Globe, Arizona.

On January 29, 2008, we reached an agreement with Rodinia Minerals Inc. (“Rodinia”) to dispose of our right to earn an additional 10% for each $100,000 we spent on the Lucky Boy Prospect.  By was of this agreement Rodinia also backed-in for 40% interest of our 60% interest in the Lucky Boy Prospect.  This leaves us with a total of 36% undivided right, title and interest in and to the Lucky Boy Prospect and gives Rodinia a total acquisition of 24% interest.   In consideration, Rodinia agreed to pay the balance of $125,000 owing by us for exploration costs on the project.  As part of this agreement, we also received a refund of $9,797 from reclamation bonds and expects the balance of the bonds outstanding, totaling $13,362, to be refunded.

We also hold a 100% interest in an additional 12 lode claims, the Get Lucky Claims, which are located in the same vicinity as the Lucky Boy Prospect.  They are also situated 13 miles SSW of Globe, Arizona.  We will be exploring for uranium on the Lucky Boy Prospect and the Get Lucky Claims if we commence a work program

In August 2007, we paid $3,250 to the BLM in claims fee to maintain the Lucky Boy Prospect.

We currently do not have the funds to pay for a work program on this property, however Rodinia is obligated to spend $400,000 on the work program while we pay nothing and our interest does not change.  Once Rodina spends $400,000 on a work program, then we may enter into a joint venture agreement to continue development the property, at which point we would be responsible for 36% of all exploration and development costs.  If we do not come to a contractual agreement with Rodina after they spend $400,000 on a work program, then neither party has the right to perform any further work on the property.   Currently, if we do not pay further costs and we will not lose our existing interest, except for $1,170 (which represents out 36% of the total $3,250 in claim fees) for the claim maintenance fees payable to the BLM in August 2008.   However if we receive adequate financing we do intend on utilizing them on a work program on the Lucky Boy Prospect.  Handley will remain the operator on the property.

A full geological and geochemical report has been prepared and contains the results along with a recommendation for definition drilling which would test to determine the resources of the strike land.  The progress report on the geological, radiometric and geochemical investigation and summary of drilling results on the Lucky Boy Prospect also details the results from the Plan of Operations that was completed during the last quarter of 2006. The Plan of Operations included a 25-hole drilling program intended to define economic uranium mineralization. After several months of compiling all the data from various sources it has been determined that a strike length of several hundred feet with a thickness of approximately 5 to 10 feet with intercepted grades of .1% U or greater warrants us to submit a further Plan of Operation to the various state and government agencies for further drilling and to consider small-scale mining.  This will include potentially putting the probable and proven mineralization into production, while at the same time continuing the drill testing phase on other areas on the property that have showed potential from either the MMI geochemical surveys and/or the anomalous Into XRF readings taken at surface and underground.   A random survey has been completed and a new work program is being developed based upon it by Rodinia.

Our intended plan of operations for the next twelve months is to allow Rodinia to conduct plan and conduct a work program on the Lucky Boy Prospect.  There is no guarantee that Rodinia will further explore or develop the Lucky Boy Prospect.

Nevada Property

In 2003, we entered into a quitclaim deed with Scoonover Exploration, LLC, (“Scoonover”) whereby we acquired a 100% interest in 16 mineral claims covering 320 acres in north central Nevada, known as the Debut.  The Debut property is located 96 miles south east of Elko, Nevada.  We will be exploring for gold on the Debut property if we commence exploration.

On November 3, 2006, we entered into an option agreement with Canasia Industries Corp.  (“Canasia”). We granted Canasia the option to earn an undivided 50% interest in the Debut Prospect for consideration of Canasia incurring exploration expenditures aggregating CDN$1,000,000 over ten years from the execution of the agreement and making all necessary payments to maintain the property in good standing.  Canasia was a related party at the time the agreement was entered into, by virtue that our president, Bradley Rudman, was a director of Canasia and our former Secretary, Negar Towfigh, is Canasia’s President and a director.   Canasia had not yet made any payments on in regards to this agreement and we do not know if they will make any payments over the next twelve months, as they have the option but are not obligated to do so.

Over the next twelve months in order to maintain these claims in good standing claim maintenance fees of $2,000 are due with the U.S. Bureau of Land Management by September 1, 2008, and $144 is due to Elko County on November 1, 2008. There are no other costs involved in maintaining the Debut Prospect in good standing over the next twelve months. According to the terms on the option agreement with Canasia, they are obligated to make these payments.  If Canasia defaults on the option agreement, then we are responsible for these payments. We currently do have sufficient funds in the bank to make these payments.

We have not initiated any exploration activities on this property as of the date of this Report.  We have no operator in place to assist us in the exploration and development of those claims and we have not decided whether we will utilize any additional funds to explore or develop that property in the next twelve months.  We are in discussions to hire Handley to become the operator of this property but have not done so as of the date of this Report.  If Canasia chooses to make payments for expenditures on the Debut Prospect, then we will jointly retain an operator and initiate a work program, however Canasia is not obligated to do so.  If Canasia chooses not to make payments for expenditures on the Debut Prospect, it is unlikely that we will commence exploration activities on this property over the next twelve months.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of January 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  Our Officers have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, as appropriate.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of our securities during the period November 1, 2007 to January 31, 2008.

Item 3

DEFAULTS UPON SENIOR SECURITIES.

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5

OTHER INFORMATION.

On December 19, 2007, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Master Fund Ltd, and New Millennium Capital Partners II, LLC, to sell callable secured convertible notes having an aggregate principal amount of $200,000.  On the same day we issued notes totalling $200,000, maturing on December 19, 2010, and warrants to purchase 15,000,000 shares of the common stock at $0.003 per share, subject to adjustment for the effects of dilutive issuance, exercisable until December 19, 2014.  Legal costs of $10,000 and a finder’s fee of $20,000 were paid in cash pursuant to this note.

These December 19, 2007 notes bear interest at 8%, are secured by all of our assets, and are payable quarterly provided that no interest shall be due and payable for any month in which the trading price of our common stock on the OTC Bulletin Board is greater than $0.1125 per share for each trading day of the month and are convertible into shares of our common stock at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 60% as defined in the amendment.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

On January 28, 2008, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Master Fund Ltd, and New Millennium Capital Partners II, LLC,  to sell callable secured convertible notes having an aggregate principal amount of $350,000. Theses notes were funded on February 1, 2008.  We issued notes totalling $350,000, maturing on January 28, 2011, and warrants to purchase 10,000,000 shares of the common stock at $0.006 per share, subject to adjustment for the effects of dilutive issuance, exercisable until January 28, 2015.

The notes bear interest at 8%, are secured by all of our assets, and are payable quarterly provided that no interest shall be due and payable for any month in which the trading price of our common stock on the OTC Bulletin Board is greater than $0.1125 per share for each trading day of the month and are convertible into shares of our common stock at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 40% as defined in these notes.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

On or about January 31, 2008 we exchanged for interest due to New Millennium Capital
Partners II, LLC, AJW Partners, LLC and AJW Master Fund, LTD in the amount of $117,947 Interest Rate debenture notes in the same amount due January 31, 2011 at the rate of 2%. These  notes  are secured by all of our assets, and are payable quarterly and are convertible into shares of our common stock at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 50%.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

On January 29, 2008, we disposed of our right to acquire the remaining 40% interest in the Lucky Boy Project to Rodinia.  In consideration, Rodinia agreed to pay the balance of $125,000 owing by us for exploration costs on the project to Ashworth.  As part of this agreement, we also received a refund of $9,797 from reclamation bonds and expects the balance of the bonds outstanding, totalling $13,362, to be refunded.

By an option agreement dated March 17, 2005, we had granted Rodinia the option to acquire up to a 40% interest of our interest in the Lucky Boy Project in consideration of Rodinia deferring its acquisition of an interest in the Lucky Boy Project in favour of us.  The option shall be exercisable from time to time, as to 40% of the interest in respect of which we have exercised our right to acquire pursuant to the terms of the above-noted option agreement.

During the period ending January 31, 2008, Rodinia exercised this option and now holds a 24% interest in the property with an option to acquire a further 40% interest (total 64% interest) leaving us a 36% interest.

We entered into a financial services agreement dated February 11, 2008, with Med Gen Inc.,  whereby we agreed to pay a total fee of $250,000 ($125,000 was paid on signing of the agreement and the remaining is due on week ten of the contract) for financial and business consulting services.

Item 6

EXHIBITS

Exhibit 10.1

Amendment to Notes dated December 19, 2007 with AJW Partners, LLC, AJW Master Fund Ltd, and New Millennium Capital Partners II, LLC

Exhibit 10.2

Agreement with Rodinia Minerals Inc. and Handley Minerals dated January 29, 2008

Exhibit 10.3

Callable Secured Convertible Note to AJW Master Fund, Ltd. dated January 31, 2008

Exhibit 10.4

Callable Secured Convertible Note to New Millennium Capital Partners II, LLC dated January 31, 2008

Exhibit 10.5

Callable Secured Convertible Note to AJW Partners, LLC dated January 31, 2008

Exhibit 99.1

Press Release dated March 13, 2008

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

Date:  March 19, 2008

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director