Form 10QSB/A
period 2008-01-31
GOLDEN PATRIOT CORP
filed 2008-03-26
CIK 1080036

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

January 31, 2008

(Unaudited)

(Stated in US Dollars)

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

January 31, 2008 and April 30, 2007

(Unaudited)

(Stated in US Dollars)

		January 31,	April 30,
ASSETS		2008	2007

Current
Cash		$ 12,218	$ 53,815
Prepaid fees and expenses		9,191	16,960
Current portion of deferred financing costs – Note 4(b)		47,561	76,125
Advances receivable – Note 3		13,362	-

		82,332	146,900
Advances receivable		-	10,200
Deferred financing costs – Note 4(b)		61,401	67,023
Equipment – Note 6		710	874

		$ 144,443	$ 224,997

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6		$ 250,286	$ 117,098

Callable secured convertible notes – Note 4		959,175	877,762

		1,209,461	994,860

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 4, 5, 7 and 9
Common stock, $0.001 par value
1,000,000,000	authorized
110,212,895	outstanding (April 30, 2007: 88,112,895)	110,212	88,112
Additional paid-in capital		6,679,734	6,360,080
Deficit accumulated during the exploration stage		(7,854,964)	(7,218,055)

		(1,065,018)	(769,863)

		$ 144,443	$ 224,997

SEE ACCOMPANYING NOTES

GOLDEN PATRIOT, CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended January 31, 2008 and 2007 and the period from November 24, 1998 (Date of Inception of Exploration Stage)

to January 31, 2008

(Unaudited)

(Stated in US Dollars)

					November 24,
					1998 (Date of
					Inception of
					the Exploration
	Three months ended		Nine months ended		Stage) to
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Abandonment of capital assets	-	-	-	-	6,773
Administration fees – Note 6	-	-	-	-	14,527
Amortization	53	79	164	238	6,860
Audit and accounting fees – Note 6	11,415	-	74,685	31,889	252,555
Beneficial conversion feature	-	-	-	-	452,916
Consulting fees – Note 6	5,600	25,848	25,450	131,308	3,077,994
Cost recovery – Note 6	(148,159)	-	(148,159)	-	(159,659)
Exploration and development costs – Note 6	44,766	75,223	130,717	319,393	1,373,923
Filing fees	482	793	3,440	6,750	32,599
Finance charges	20,567	18,870	73,090	96,422	206,467
Interest expense – Note 4	43,805	44,424	240,909	454,562	852,309
Investor relations	-	3,885	-	33,950	222,268
Legal fees	17,080	12,852	74,976	119,933	316,952
Management fees – Note 6	35,000	24,999	85,000	95,332	496,161
Office and miscellaneous	252	1,741	10,022	6,712	75,278
Promotion	-	-	7,220	135,896	211,479
Rent – Note 6	1,931	5,985	13,737	11,343	35,091
Mineral property option payments received – Note 3	-	-	-	-	(106,940)
Stock-based compensation – Note 5	-	-	30,000	58,000	273,044
Telephone	1,121	542	2,766	542	7,295
Transfer agent fees	594	1,099	2,692	9,810	34,809
Travel and automobile	-	-	-	18,198	60,417
Write-down and loss on disposal of equity securities	-	-	-	-	19,105
Write-off of accounts payable	-	-	-	-	(1,959)
Write off of accounts receivable	-	-	10,200	-	10,200
Write-off of oil and gas an properties – Note 6	-	-	-	-	84,500

Net loss for the period	$ (34,507)	$ (216,340)	$ (636,909)	$ (1,530,278)	$ (7,854,964)

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

to January 31, 2008

(Unaudited)

(Stated in US Dollars)

			November 24,
			1998 (Date of
			Inception of
			Exploration
	Nine months ended		Stage) to
	January 31,		January 31,
	2008	2007	2008

Cash Flows provided by (used in) Operating Activities
Net loss for the period	$ (636,909)	$ (1,530,278)	$ (7,854,964)
Add (deduct) items not affecting cash
Amortization	164	238	6,860
Amortization of deferred financing costs	72,646	96,421	204,768
Accretion of convertible debt discount	184,707	206,450	624,145
Abandonment of equipment	-	-	6,773
Beneficial conversion feature	-	230,797	452,916
Mineral property option payments received	-	-	(46,940)
Write-down and loss on disposal of equity securities	-	-	19,105
Write-off of accounts payable	-	-	(1,959)
Write-off of accounts receivable	10,200	-	10,200
Write-off of oil and gas properties	-	-	84,500
Issuance of common shares for investor relations	-	-	155,400
Issuance of common shares for debt settlement	-	-	3,630
Issuance of common shares for consulting fees	-	-	2,775,000
Issuance of common shares for exploration and development costs	-	-	513,040
Stock-based compensation	30,000	58,000	273,044
Change in non-cash working capital items related to operations
Prepaid fees and expenses	7,769	13,975	(9,191)
Advances receivable	(13,362)	(10,200)	(23,562)
Accounts payable and accrued liabilities	133,188	(40,999)	355,790
Advances payable	-	(203,543)	30,000

Cash used in operating activities	(211,597)	(1,179,139)	(2,421,445)

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

to January 31, 2008

(Unaudited)

(Stated in US Dollars)

				Deficit
				Accumulated
	(Note 5)		Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, April 30, 2006	74,162,895	74,162	4,875,340	(5,224,025)	(274,523)
For cash:
Stock subscriptions – at $0.05	3,900,000	3,900	191,055	-	194,955
Less: share issuance costs	-	-	(21,000)	-	(21,000)
Stock-based compensation	-	-	58,000	-	58,000
Discount on convertible notes payable	-	-	452,729	-	452,729
Conversion of notes payable – Note 4	10,050,000	10,050	547,890	-	557,940
Beneficial conversion feature on convertible notes payable	-	-	230,797	-	230,797
Warrants issued as finder’s fees		-	25,269	-	25,269
Net loss for the year	-	-	-	(1,994,030)	(1,994,030)

Balance, April 30, 2007	88,112,895	88,112	6,360,080	(7,218,055)	(769,863)
Conversion of notes payable – Note 4	22,100,000	22,100	281,193	-	303,293
Stock-based compensation	-	-	30,000	-	30,000
Warrants issued as finder’s fees		-	8,461	-	8,461
Net loss for the period	-	-	-	(636,909)	(636,909)

Balance, January 31, 2008	110,212,895	$ 110,212	$ 6,679,734	$ (7,854,964)	$ (1,065,018)

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

Note 2

Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2008, the Company had not yet achieved profitable operations, has accumulated a deficit of $7,854,964 since its inception, has a working capital deficiency of $167,954 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

As of January 31, 2008, the Company has paid $50,000 in property payments and in excess of $500,000 in exploration and development costs toward this project.  After accumulating the required $500,000 on the Lucky Boy Project, the Company exercised its option to acquire a 60% interest on the property.  The property payment due on March 17, 2007 was not paid and therefore the Company does not have the right to earn any further interest in this property, nor does it have the requirement for maintaining the option to spend the final $425,000.

On January 29, 2008, the Company disposed of its right to acquire the remaining 40% interest in the Lucky Boy Project to Rodinia Minerals Inc. (“Rodinia”). In consideration, Rodinia agreed to pay the balance of $125,000 owing by the Company for exploration costs on the project.  As part of this agreement, the Company also received a refund of $9,797 from reclamation bonds and expects the balance of the bonds outstanding, totalling $13,362, to be refunded.  These amounts have been recorded as a cost recovery.

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

During the period ending January 31, 2008, Rodinia exercised this option and now holds a 24% interest in the property with an option to acquire a further 40% interest (total 64% interest) leaving the Company a 36% interest.

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

The notes bear interest at 6% payable quarterly provided that no interest shall be due and payable for any month in which the trading price of the Company’s common stock on the OTC Bulletin Board is greater than $0.1125 per share for each trading day of the month, are secured by all of the assets of the Company and are convertible into shares of common stock of the Company at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 60% as a registration statement was declared effective by the SEC on August 18, 2006.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

In the event of default, the notes will become due and payable and the Company shall pay to the holder the greater of 140% of the principal and interest and the highest number of common shares issued on conversion multiplied by the highest closing price of the Company’s stock during the default period.  If the Company does not pay the above-noted amount within 5 days of notice, then the holder may cause the Company, upon written notice, to immediately issue the number of common shares equal to the default amount divided by the conversion price then in effect.

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

These December 19, 2007 notes bear interest at 8% payable quarterly provided that no interest shall be due and payable for any month in which the trading price of the Company’s common stock on the OTC Bulletin Board is greater than $0.1125 per share for each trading day of the month, are secured by all of the assets of the Company and are convertible into shares of common stock of the Company at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 60% as defined in the amendment.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

In the event of default, the notes will become due and payable and the Company shall pay to the holder the greater of 140% of the principal and interest and the highest number of common shares issued on conversion multiplied by the highest closing price of the Company’s stock during the default period.  If the Company does not pay the above-noted amount within 5 days of notice, then the holder may cause the Company, upon written notice, to immediately issue the number of common shares equal to the default amount divided by the conversion price then in effect.

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

b)

Deferred Financing Costs

Deferred financing costs with respect to the above-noted convertible debentures totalling $313,730 ($60,000 for legal fees and $253,730 for finders’ fees including warrants issued with a fair value of $33,730) have been capitalized and are being amortized over three years, being the term of the convertible notes.  If the convertible note, or any part thereof, is converted or repaid, then the unamortized deferred financing charges related to the extinguished debt are expensed at the date of conversion or repayment.

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

At January 31, 2008, the weighted average contractual life remaining is 0.6 years relating to the 3,600,000 share purchase options.

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

January 31, 2008
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

Share Purchase Warrants – (cont’d)

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

(Stated in US Dollars) – Page 12

Note 6

Related Party Transactions – Note 3

The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

					November 24,
					1998 (Date of
					Inception of
					Exploration
	Three Months Ended		Nine Months Ended		Stage) to
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008

Accounting fees	$ 1,767	$ -	$ 11,045	$ -	$ 11,045
Administration fees	-	-	-	-	14,527
Equipment	-	-	-	-	3,547
Consulting fees	5,600	10,500	25,450	44,900	268,487
Cost recovery	-	-	-	-	(4,000)
Exploration and development costs	-	-	-	-	16,492
Management fees	35,000	24,999	85,000	95,332	496,161
Rent	1,931	4,502	13,737	9,890	30,099
Write-off of oil and gas properties	-	-	-	-	45,000

	$ 44,298	$ 40,001	$ 135,232	$ 150,122	$ 881,358

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

These transactions were excluded from the investing and financing sections of the statements of cash flows.

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 13

Note 8

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation used in the current year.

Note 9

Subsequent Events

i)

Subsequent to January 31, 2008 the Company converted $5,270 of convertible debt into 2,550,000 common shares at prices of $0.0019 and $0.0024 per share.

ii)

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

The notes bear interest at 8% payable quarterly provided that no interest shall be due and payable for any month in which the trading price of the Company’s common stock on the OTC Bulletin Board is greater than $0.1125 per share for each trading day of the month, are secured by all of the assets of the Company and are convertible into shares of common stock of the Company at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 40% as defined in these notes.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

In the event of default, the notes will become due and payable and the Company shall pay to the holder the greater of 140% of the principal and interest and the highest number of common shares issued on conversion multiplied by the highest closing price of the Company’s stock during the default period.  If the Company does not pay the above-noted amount within 5 days of notice, then the holder may cause the Company, upon written notice, to immediately issue the number of common shares equal to the default amount divided by the conversion price then in effect.

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

Golden Patriot, Corp.

(An Exploration Stage Company)

Notes to the Interim Consolidated Financial Statements

January 31, 2008

(Unaudited)

(Stated in US Dollars) – Page 14

Note 9

Subsequent Events – (cont’d)

iii)

Subsequent to January 31, 2008, the Company issued callable secured convertible notes having an aggregate principal amount of $117,947 in exchange for interest due on existing convertible notes. These notes are due January 31, 2011.  These notes bear interest at 2% payable quarterly, are secured by all of the assets of the Company and are convertible into shares of common stock of the Company at the rate of the Applicable Percentage multiplied by the Market Price which is defined as the average of the lowest three trading prices for the common stock during the 20 day period prior to conversion.  The Applicable Percentage is 50%.  Any amount of principal or interest on the notes which is not paid when due shall bear interest at 15%.

In the event of default, the notes will become due and payable and the Company shall pay to the holder the greater of 130% of the principal and interest and the highest number of common shares issued on conversion multiplied by the highest closing price of the Company’s stock during the default period.  If the Company does not pay the above-noted amount within 5 days of notice, then the holder may cause the Company, upon written notice, to immediately issue the number of common shares equal to the default amount divided by the conversion price then in effect.

The notes contain a provision whereby no holder is able to convert any part of the note into shares of the Company’s common stock, if such conversion would result in beneficial ownership of the holder and its affiliates of more than 4.9% of the Company’s then outstanding shares of common stock.  The convertible feature of the notes provide for a rate of conversion that is below market value.

iv)

By a financial services agreement dated February 11, 2008, the Company agreed to pay a total fee of $250,000 ($125,000 was paid on signing of the agreement and the remaining is due on week ten of the contract) for financial and business consulting services.

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

Date:  March 25, 2008

GOLDEN PATRIOT, CORP.

By:  /s/ Bradley Rudman

Bradley Rudman

President, CFO, Director