Form 10KSB/A
period 2007-04-30
GOLDEN PATRIOT CORP
filed 2008-05-09
CIK 1080036

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

GOLDEN PATRIOT, CORP.
Dated: May 8, 2008	By: /s/ Bradley Rudman Bradley Rudman President, CFO, & Director

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

GOLDEN PATRIOT, CORP.
Dated: May 8, 2008	By: /s/ Bradley Rudman Bradley Rudman President, CFO & Director
Dated: May 8, 2008	By: /s/ Steven Goldberg
Steven Goldberg
Director